Form 10-K
period 2009-12-31
GOLD RESERVE INC
filed 2010-03-31
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                      to

Commission file number:  001-31819

GOLD RESERVE INC.

(Exact name of Registrant as specified in its charter)

                          Yukon Territory, Canada                                                                                                       NA

(Jurisdiction of incorporation or organization)                                                                            (I.R.S. Employer Identification No.)

926 West Sprague Avenue, Suite 200, Spokane, Washington                                                                    99201

                 (Address of principal executive offices)                                                                                         Zip Code

(509) 623-1500

(Registrant’s Telephone, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common shares, no par value per share Preferred share purchase rights	The Toronto Stock Exchange (“TSX”) NYSE Amex

Securities registered or to be registered pursuant to Section 12(g) of the Act:   (Title of Class)  None

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒   No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐  Yes   ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☒  No

Aggregate market value of the voting and non-voting common equity (which consists of Class A Common Shares and Equity Units) held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NYSE Amex on such date ($0.52): $18,544,903.  As of March 30, 2010, 57,607,663 Class A common shares, no par value per share, and 961 Class B common shares, no par value per share, were issued and outstanding.

Documents Incorporated by Reference

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders.

2 of 75

Cautionary Statement Regarding Forward-Looking Statements

The information presented or incorporated by reference in this Annual Report on Form 10-K contains both historical information and forward-looking statements (within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Securities Act (Ontario)) that may state our intentions, hopes, beliefs, expectations or predictions for the future. In this report, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements of the Company to be materially different from our estimated future results, performance, or achievements expressed or implied by those forward-looking statements.

These forward-looking statements involve risks and uncertainties, as well as assumptions that may never materialize, prove incorrect or materialize other than as currently contemplated which could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “may,” “could” and other similar expressions that are predictions of or indicate future events and future trends which do not relate to historical matters, identify forward-looking statements. Any such forward-looking statements are not intended to give any assurances as to future results. Numerous factors could cause actual results to differ materially from those in the forward-looking statements. See “Part I- Item 1A. Risk Factors.” Due to risks and uncertainties, including the risks and uncertainties identified in this Annual Report on Form 10-K, actual results may differ materially from current expectations.

Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation:

•         the outcome of our arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes of the World Bank, in Washington D.C. to determine compensation claimed by us resulting from our claims against the Venezuelan government and its agents and agencies;

•         corruption and uncertain legal enforcement;

•         political and social instability;

•         requests for improper payments;

•         competition with companies that are not subject to or do not follow Canadian and U.S. laws and regulations;

•         regulatory, political and economic risks associated with Venezuela including changes in laws and legal regimes;

•         the result or outcome of the litigation regarding the enjoined hostile takeover bid for us;

•         impact of currency, metal prices and metal production volatility;

•         our dependence upon the abilities and continued participation of certain key employees;

•         the value of our 5.50% senior subordinated convertible notes due on June 15, 2022 and potential volatility of our Class A common shares (also referred to herein as “Common Shares”), including potential dilution as a result of the conversion of the convertible notes into our common shares by either us or the holder;

•         the prospects for exploration and development of alternative projects by us;

•         and risks normally incident to the exploration, development and operation of mining properties.

Investors are cautioned not to put undue reliance on forward-looking statements, and investors should not infer that there has been no change in our affairs since the date of this report that would warrant any modification of any forward-looking statement made in this document, other documents filed periodically with securities regulators or documents presented on our website. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this notice. We disclaim any intent or obligation to update publicly or otherwise revise any forward-looking statements or the foregoing list of assumptions or factors, whether as a result of new information, future events or otherwise, subject to our disclosure obligations under applicable rules promulgated by the U.S. Securities and Exchange Commission (the “SEC”).

Cautionary Note Regarding Differences in U.S. and Canadian Reporting Practices

We maintain our accounts in U.S. dollars and prepare our financial statements, which are filed with this Annual Report on Form 10-K, in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”), and  subject to Canadian auditing and auditor independence standards.  Accordingly, our audited consolidated financial statements included in “Part II- Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K may not be comparable to financial statements of companies reporting in accordance with U.S. GAAP.  Significant differences between Canadian GAAP and U.S. GAAP are described in Note 20 of our consolidated financial statements.

Currency

Unless otherwise indicated, all references to “$” or “U.S. dollars” in this Annual Report on Form 10-K refer to U.S. dollars, references to “Cdn$” or “Canadian dollars” refer to Canadian dollars and references to “Bs” refer to Venezuelan Bolivars.  The 12 month average rate of exchange for one Canadian dollar, expressed in U.S. dollars, for each of the last three years equaled 0.8761, 0.9374 and 0.9309, respectively and the exchange rate at the end of each such period equaled 0.9559, 0.8170 and 1.0120, respectively.

PART I

Item 1.   Business

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Gold Reserve” and the “Company” refer to Gold Reserve Inc. and its consolidated subsidiaries and affiliates, unless the context requires otherwise.

Company Overview

Gold Reserve Inc. is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956. Our registered agent is Austring, Fendrick, Fairman & Parkkari, The Drury Building, 3801 Third Avenue, Whitehorse, Yukon, Y1A 4Z7. Telephone and fax numbers for our registered agent are 867.668.4405 and 867.668.3710, respectively. Our corporate administrative office is located at 926 West Sprague Avenue, Suite 200, Spokane, WA  99201, U.S.A. and our telephone and fax numbers are 509.623.1500 and 509.623.1634, respectively. Additional information on the Company can be found at www.sec.gov, www.sedar.com or our web-site at www.goldreserveinc.com.

The Company is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2009 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”). We have discontinued development of the Brisas Project and are pursuing arbitration while attempting to settle our dispute with the Venezuelan government and mitigate our loss through the sale of Brisas project assets as discussed below, and are seeking to invest in or acquire an alternative mining project.

Our corporate organization structure is as follows:

Recent Developments

   The Brisas Project has been expropriated by the Venezuelan government, and we no longer have control or physical access to the project.   As a result, we no longer report mineral reserves for Brisas, and we have discontinued the development of our Venezuelan properties, including Brisas and Choco 5 (which was a grass-roots exploration property also located in the State of Bolivar).  On October 21, 2009, we filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”) of the World Bank in Washington D.C. against the Bolivarian Republic of Venezuela to seek compensation as a result of the expropriation and other violations of the Agreement between the Government of Canada and the Government of Venezuela (“Canada-Venezuela Treaty”).  Our Request was registered by ICSID in November 2009.  For more information, see “Item 3. Legal Proceedings – Arbitration.”

The information contained below and elsewhere in this Annual Report on Form 10-K relating to our past development efforts and regulatory process related to Brisas and Choco 5 and, in the case of Brisas, reported mineral reserves are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

Background

The Venezuelan Ministry of Mines (“MIBAM”) approved the Brisas operating plan during 2003 and in early 2007 the Venezuelan Ministry of Environment (“MinAmb”) approved the Brisas Environmental and Social Impact Study for the Exploitation and Processing of Gold and Copper Ore (“Estudio de Impacto Ambiental y Sociocultural” or “ESIA”).  In March 2007, MinAmb issued the Authorization for the Affectation of Natural Resources for the Construction of Infrastructure and Services Phase of the Brisas Project (the “Authorization to Affect”).  In 2007, we commenced significant pre-construction procurement efforts with the assistance of our EPCM contractor, awarding contracts for Brisas site prep and construction camp facilities and placing orders for processing equipment, early-works construction equipment and various other site equipment totaling approximately $125.3 million, accelerated detailed project engineering, hired a number of senior technical staff, completed the sale of approximately $103.5 million of 5.50% senior subordinated convertible notes (“convertible notes”) and $74 million (net of expenses) in new equity, launched a number of environmental and social initiatives and commenced preparation of the Brisas site for construction activities. In April 2008, MinAmb arbitrarily revoked the 2007 Authorization to Affect. Venezuelan legal counsel advised management at that time that the revocation of the Authorization to Affect was groundless and legally unsupported.

After months of continuous effort to meet with the Venezuelan government and resolve the issues related to the 2008 revocation of the Authorization to Affect and the more recent denial in May 2009 of the normal course extension of the Brisas and the El Pauji Concessions (which by Venezuelan law were already renewed), on October 21, 2009 we filed for arbitration against Venezuela at ICSID under the Canada-Venezuela Treaty. In evident retaliation, Venezuelan government personnel arrived at the Brisas Project camp site on October 26, 2009, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently on November 4, 2009, the Venezuelan government notified us through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel our underlying hard rock concession.

As a result of the expropriation of the Brisas Project by the Venezuelan government and our loss of control and physical access to the project, we recorded a $150.7 million non-cash write-off of the capital costs associated with the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. Since acquiring the Brisas Concession in 1992, we have spent close to $300 million on the project (including equipment recorded in the Consolidated Balance Sheet and financial, legal and engineering costs incurred in support of our Venezuelan operations and the write-down of previously capitalized costs associated with our Venezuelan operations recorded in the Consolidated Statement of Operations). For more background information on the Brisas Project, see “Item 2. Properties.”

The costs incurred since 1992 include property and mineral rights, easements, acquisition costs, equipment expenditures, litigation settlement costs, general and administrative costs and extensive exploration costs including geology, geophysics and geochemistry, approximately 975 drill holes totaling over 200,000 meters of drilling, independent audits of drilling, sampling, assaying procedures and ore reserves methodology, environmental baseline work/socioeconomic studies, hydrology studies, geotechnical studies, mine planning, advanced stage grinding and metallurgical test work, tailings dam designs, milling process flow sheet designs, Environmental Impact Statement and Bankable Feasibility Study, including a number of subsequent updates, and an independent CSA National Instrument 43-101 report which was most recently updated in March 2008. Detailed engineering for Brisas was approximately 85% complete at the date of its expropriation by the Venezuelan government.

We have no commercial production at this time and, as a result, we have not recorded revenue or cash flows from mining operations and continue to experience losses from operations, a trend we expect to continue unless the investment dispute regarding Brisas is resolved favorably to the Company and/or we acquire or invest in an alternative project. Historically we have financed the Company’s operations through the issuance of common stock, other equity securities and convertible debt. The Company has only one operating segment, the exploration and development of mineral properties. Segmented financial information by geographic region is shown in Note 14 to the consolidated financial statements.

Investors are urged to read our filings with U.S. and Canadian securities regulatory agencies, which can be viewed on-line at www.sec.gov, www.sedar.com or the Company’s website at www.goldreserveinc.com which also includes the Company’s corporate governance policies. Additionally, you can request a copy of any of these documents directly from us.

Item 1A.       Risk Factors

If we do not prevail in our arbitration proceedings and obtain compensation from the Venezuelan government for the value of our investment in the Brisas Project, the Company would be materially adversely affected.

On October 21, 2009, we filed a Request for Arbitration under the Additional Facility Rules of ICSID. In November 2009, the Request for Arbitration was registered by ICSID. We commenced the arbitration proceedings to establish Venezuela’s liability for its breaches of the Canada-Venezuela Treaty, including the expropriation of the Brisas Project, and to obtain compensation claimed us as a result of such breaches. The cost of prosecuting our claims over an estimated three to five years could be substantial, and there is no assurance that we will be successful in our claims or, if successful, will collect any compensation from the Venezuelan government. If we are unable to prevail on claims against the Venezuelan government or collect compensation in respect of our claims, the Company would be materially adversely affected.

Failure to acquire or invest in another mining project would adversely affect future results.

The Company is currently an exploration stage company with no mining properties at this time. We currently do not generate revenue from operations and have historically financed operating activities primarily from the sale of common shares, other equity securities or debt securities. With the expropriation of the Brisas Project, we are actively pursuing alternative mining prospects. However, the identification of a viable mining project takes time, and a substantial amount of management’s attention is currently focused on the Brisas arbitration proceeding.  Even if a new mining project is identified, there is no guarantee that we could adequately finance or successfully construct and operate the project. If we are unable to identify, finance and/or construct and operate another project, our future financial condition and results of operations could be materially adversely affected. As of March 30, 2010, the Company had approximately $77 million in cash and investments. In the near-term, management believes that cash and investment balances are sufficient to enable us to fund our activities through 2011 (excluding any substantial acquisition or development activities).

The conversion or repurchase of our convertible notes could result in the issuance of a significant number of our common shares causing significant dilution to existing shareholders and, in certain circumstances, could result in a change of control.

In May 2007, we issued $103,500,000 aggregate principal amount of 5.50% convertible notes due on June 15, 2022.  The notes are convertible into Class A common shares of the Company at the initial conversion rate, subject to adjustment, of 132.626 shares per $1,000 principal amount (equivalent to a conversion price of $7.54) or approximately 13.3 million common shares. Upon a request for payment, we generally have the option to deliver common shares, cash or a combination thereof for the notes surrendered. On June 15, 2012 note holders have a one time option to require the Company to repurchase the notes, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The repurchase of the notes for cash may not occur if we lack sufficient liquidity at that time. As a result, we may elect to satisfy our obligation to pay the repurchase price, in whole or in part, by delivering common shares. If in the future we elect to repurchase the notes with common shares, we would be required to issue shares based on the share price on June 15, 2012, which will likely result in significant dilution to existing shareholders and a potential change of control of the Company which could result in the payment of significant severance compensation pursuant to change of control agreements with certain employees.

Uncertainty resulting from the outcome of the litigation regarding the enjoined hostile takeover bid may adversely affect our business.

On December 15, 2008, Rusoro Mining Ltd (“Rusoro”) made an unsolicited proposal to acquire all of the Company’s outstanding shares. On December 16, 2008, the Company filed an action in the Ontario Superior Court of Justice against Rusoro and Rusoro’s financial advisor Endeavour Financial International Corporation (“Endeavour”) seeking an injunction restraining Rusoro and Endeavour from proceeding with Rusoro’s unsolicited offer, significant monetary damages, and various other items. Endeavour was the Company’s financial advisor from 2004 until shortly after the commencement of Rusoro’s offer. Subsequently, the Ontario Superior Court of Justice granted us an interlocutory injunction restraining Rusoro and Endeavour from proceeding with any hostile bid to acquire the shares of the Company until the conclusion and disposition at trial of our original legal action. In April 2009, a request for permission to appeal by Rusoro was denied and Rusoro and Endeavour filed counterclaims for, among other things, damages of Cdn $102.5 million and $0.5 million, respectively. Our legal action is ongoing and there can be no assurances as to its ultimate outcome, whether Rusoro and or Endeavour will pursue any other legal course of action or, if successful, whether Rusoro will initiate another unsolicited offer for the Company.

Failure to retain and attract key personnel could adversely affect the Company.

We are and will be dependent upon the abilities and continued participation of key management personnel to manage the Brisas arbitration and identify, acquire and develop new opportunities. Substantially all of the key management personnel have been employed by the Company for over 15 years. If the services of our key employees were lost (in particular those long time key management personnel possessing important historical knowledge related to the Brisas Project which is relevant to our arbitration claims) or we are unable to obtain the new personnel necessary to execute our plan to acquire a new project, it could have a material adverse effect on our future operations.

Operating losses are expected to continue.

We have experienced losses from operations for each of the last five years as the result of expenditures associated with corporate activities related to the development of the Brisas Project and the Choco 5 property, including the write-off of previously capitalized expenditures associated with our Venezuelan operations that are recorded in our consolidated statement of operations. We expect this trend to continue until sometime after the Company invests in an alternative project and achieves commercial production, if any. In addition, such losses may increase if we invest in an alternative project and we can give no assurances that this trend will ultimately be reversed.

We may raise funds for future operations through the issuance of common shares, debt instruments convertible into common shares or other equity-based instruments.

In order to finance an alternative project, we may raise additional funds through the issuance of common shares, debt instruments convertible into common shares or other equity-based instruments, such as warrants. We cannot predict the size of any such future issuances of securities, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common shares or the fair market value of the notes. Any transaction involving the issuance of previously authorized but unissued shares, or securities convertible into shares, will result in dilution, possibly of a substantial nature, to present and prospective holders of shares.

Our ability to generate the cash needed to pay interest and principal amounts on the notes and service any other debt depends on many factors, some of which are beyond our control.

Unless and until we acquire or develop other operating properties, cash to meet our obligations will be sourced from cash on hand or the issuance of additional equity or debt securities. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or to delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt.

The price of our common shares may be volatile.

Our common shares are publicly traded and are subject to various factors that have historically made their price volatile. The market price of our common shares may fluctuate based on a number of factors, including:

•         the result of our arbitration and litigation proceedings;

•         economic and political developments in Venezuela;

•         our operating performance and financial condition;

•         the performance of competitors and other similar companies;

•         the public’s reaction to our press releases, public announcements by our competitors regarding mining development or other matters and our filings with the various securities regulatory authorities;

•         the price of gold and copper and other metal prices, as well as metal production volatility;

•         changes in recommendations by research analysts who track our common shares or the shares of other companies in the resource sector;

•         changes in general economic conditions;

•         the arrival or departure of key personnel;

•         acquisitions, strategic alliances or joint ventures involving us or our competitors;

•         the dilutive effect of the sale by us of significantly more common shares in order to finance our activities; and

•         other factors listed under “Cautionary statement regarding forward-looking statements.”

In addition, the market price of the common shares is affected by many variables not directly related to our performance and that are therefore not within our control. These include other developments that affect the market for all resource sector shares, the breadth of the public market for the common shares, and the attractiveness of alternative investments. The effect of these and other factors on the market price of the common shares on the Toronto Stock Exchange (“TSX”) and NYSE Amex (formerly known as AMEX) has historically made our share price volatile and suggests that our share price will continue to be volatile in the future.

Risks inherent in the mining industry could adversely impact future operations.

  Exploration for gold and other metals is speculative in nature, involves many risks and frequently is unsuccessful. Exploration programs entail risks relating to the location of economic ore bodies, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and regulatory approvals and the construction of mining and processing facilities at the mining site. If ore bodies are developed, it can take a number of years and substantial expenditures from the initial phases of drilling until production commences, during which time the economic feasibility of production may change. Significant capital investment is required to achieve commercial production from exploration efforts and there is no assurance that we will have, or be able to raise, the required funds to engage in these activities or to meet our obligations with respect to the exploration properties in which we may acquire an interest. To the extent we are successful in any exploration program or identify any acquisition opportunities, we may experience problems associated with the exploration or development of such projects or may not be able to find adequate acquisition opportunities. Any one or more of these factors or occurrence of other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies, and could have a material adverse effect on our financial condition and results of operations.

U.S. Internal Revenue Service designation as a “passive foreign investment company” may result in adverse U.S. tax consequences to U.S. shareholders.

U.S. taxpayers should be aware that we have determined that the Company is a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a “PFIC”) for the taxable year ended December 31, 2009, and it may be a PFIC for all taxable years prior to the time the Company has income from production activities. We do not, however, believe that any of the Company’s subsidiaries were PFICs as to any shareholder of the Company for the taxable year ended December 31, 2009. For taxable years in which the Company is a PFIC, any gain recognized on the sale of the Company's common shares and any “excess distributions” (as specifically defined) paid on the Company's common shares must be ratably allocated to each day in a U.S. taxpayer’s holding period for the common shares. The amount of any such gain or excess distribution allocated to prior years of such U.S. taxpayer’s holding period for the common shares generally will be subject to U.S. federal income tax at the highest tax rate applicable to ordinary income in each such prior year, and the U.S. taxpayer will be required to pay interest on the resulting tax liability for each such prior year, calculated as if such tax liability had been due in each such prior year.

Alternatively, a U.S. taxpayer that makes a timely and effective “QEF election” generally will be subject to U.S. federal income tax on such U.S. taxpayer’s pro rata share of the Company's “net capital gain” and “ordinary earnings” (calculated under U.S. federal income tax rules), regardless of whether such amounts are actually distributed by the Company. For a U.S. taxpayer to make a QEF election, the Company must agree to supply annually to the U.S. taxpayer the “PFIC Annual Information Statement” and permit the U.S. taxpayer access to certain information in the event of an audit by the U.S. tax authorities. We will prepare and make the statement available to U.S. taxpayers, and will permit access to the information. As a possible second alternative, a U.S. taxpayer may make a “mark-to-market election” with respect to a taxable year in which the Company is a PFIC and the common shares are “marketable stock” (as specifically defined). A U.S. taxpayer that makes a mark-to-market election generally will include in gross income, for each taxable year in which the Company is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the common shares as of the close of such taxable year over (b) such U.S. taxpayer’s adjusted tax basis in such common shares.

The determination of whether the Company and any of its subsidiaries will be a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company and any of its subsidiaries will be a PFIC for any taxable year generally depends on the Company's and its subsidiaries’ assets and income over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Annual Report on Form 10-K. Accordingly, there can be no assurance that the Company and any of its subsidiaries will not be a PFIC for any taxable year.

It may be difficult to bring certain actions or enforce judgments against the Company and/or its directors and executive officers.

Investors in the U.S. or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against the Company, our directors or executive officers based on civil liability provisions of federal securities laws or other laws of the U.S. or any state thereof or the equivalent laws of other jurisdictions of residence. We are organized under the laws of the Yukon Territory, Canada. Some of our directors and officers, and some of the experts named in our filings, are residents of Canada or otherwise reside outside of the U.S. and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside of the U.S. As a result, it may be difficult for investors in the U.S. or outside of Canada to bring an action in the U.S. against directors, officers or experts who are not resident in the U.S. It may also be difficult for an investor to enforce a judgment obtained in a U.S. court or a court of another jurisdiction of residence predicated upon the civil liability provisions of Canadian security laws or U.S. federal securities laws or other laws of the U.S. or any state thereof against us or those persons.

Item 1B.       Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

History and Development of the Company

Gold Reserve, an exploration stage company, is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2009 we focused substantially all of our management and financial resources on the development of the Brisas Project. Due to what we believe are the improper actions of the Venezuelan government, we have been forced to discontinue development of the Brisas Project, as discussed below, and are seeking to invest in or acquire an alternative mining project.  Historically we have financed our operations through the sale of common stock, other equity securities and convertible debt. We have no commercial production at this time.

The Brisas Project has been expropriated by the Venezuelan government, and we no longer have control or physical access to the project. As a result, we no longer report mineral reserves for Brisas, and we have discontinued the development of our Venezuelan properties, including Brisas and Choco 5 (which was a grass-roots exploration property also located in the State of Bolivar).  On October 21, 2009, we filed a Request for Arbitration under the Additional Facility Rules of ICSID against the Bolivarian Republic of Venezuela to seek compensation as a result of the expropriation and other violations of the Canada-Venezuela Treaty.  Our request was registered by ICSID in November 2009.  For more information, see “Item 3. Legal Proceedings – Arbitration.”  The information contained below and elsewhere in this Annual Report on Form 10-K relating to our past development efforts, regulatory process and reported mineral reserves of Brisas and Choco 5 are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

After months of continuous effort to meet with the Venezuelan government and resolve the issues related to the 2008 revocation of the Authorization to Affect and the more recent denial in May 2009 of the normal course extension of the Brisas and the El Pauji Concessions (which by Venezuelan law were already renewed), on October 21, 2009 we filed for arbitration. In evident retaliation, Venezuelan government personnel arrived at the Brisas Project camp site on October 26, 2009, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently, on November 4, 2009, the Venezuelan government notified us through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel our underlying hard rock concession.

As a result of the expropriation of the Brisas Project by the Venezuelan government and our loss of control and physical access to the project, we recorded a $150.7 million non-cash write-off of the capital costs associated with the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. Since acquiring the Brisas Alluvial Concession in 1992, we have spent close to $300 million on the project (including equipment recorded in the Consolidated Balance Sheet and financial, legal and engineering costs incurred in support of our Venezuelan operations and the write-down of previously capitalized costs associated with our Venezuelan operations recorded in the Consolidated Statement of Operations).

The costs incurred since 1992 include property and mineral rights, easements, acquisition costs, equipment expenditures, litigation settlement costs, general and administrative costs and extensive exploration costs including geology, geophysics and geochemistry, approximately 975 drill holes totaling over 200,000 meters of drilling, independent audits of drilling, sampling, assaying procedures and ore reserves methodology, environmental baseline work/socioeconomic studies, hydrology studies, geotechnical studies, mine planning, advanced stage grinding and metallurgical test work, tailings dam designs, milling process flow sheet designs, Environmental Impact Statement and Bankable Feasibility Study, including a number of subsequent updates, and an independent CSA National Instrument 43-101 report which was most recently updated in March 2008. Detailed engineering for Brisas was approximately 85% complete at the date of its expropriation by the Venezuelan government.

Properties

Brisas Project

Location

The Brisas Project is located in the Km 88 mining district in the State of Bolivar in southeastern Venezuela approximately 373 kilometers (229 miles), by paved highway, southeast of Puerto Ordaz (Ciudad Guayana). The project, accessible by an all-weather road, is 5 kilometers west of the Km 88 marker on Highway 10. Puerto Ordaz is the center of major regional industrial development with nearby hydroelectric generating plants and port facilities accessible to ocean-going vessels from the Atlantic Ocean, via the Orinoco River.

Properties

The Brisas Project primarily consists of a 500-hectare land parcel consisting of the Brisas Alluvial Concession and the Brisas Hardrock Concession beneath the alluvial concession (the “Brisas concessions”). Together these concessions contain substantially all of the mineralization identified in the Company’s development plan documents including the Bankable Feasibility Study, as updated, and numerous other supporting documents and studies. Brisas also includes a number of other existing concessions or pending applications for concessions, alfarjetas, CVG work contracts, land use authorizations or easements adjacent to or near the Brisas concessions for the mining and milling facility, related infrastructure and future needs totaling as much as 13,000 hectares.

Generally, a concession represents a privilege, license or mining title granted by MIBAM or its predecessor Ministry of Energy and Mines (“MEM”), pursuant to Venezuelan mining law, to explore and, if warranted, produce minerals from a specified property. An alfarjeta is a right similar to a concession except that the area of the land parcel is insufficient in size to be designated a concession. A CVG work contract is similar to rights granted pursuant to a concession, except contract law governs such rights. In 2003 CVG's authority to grant new mining contracts was eliminated. Land use authorizations and easements are generally the right to temporarily occupy land required for mining activities.

Development History

MIBAM approved the Brisas operating plan during 2003 and contained within the operating plan are, as noted above, a number of existing or pending applications for concessions, alfarjetas, CVG work contracts, land use authorizations or easements, adjacent to or near the Brisas concessions. These additional land parcels comprise the majority of the land required for the mining and milling facility and related infrastructure contemplated in the Bankable Feasibility Study, as revised. In the third quarter of 2008 the Company received accreditation letters of compliance from MIBAM for the properties that comprise Brisas.

MIBAM’s approval of the Brisas operating plan was a prerequisite for submitting the Brisas Environmental and Social Impact Study for the Exploitation and Processing of Gold and Copper Ore (“Estudio de Impacto Ambiental y Sociocultural” or “ESIA”) to MinAmb. MinAmb approved the ESIA in early 2007 and in March 2007 issued the Authorization to Affect. The Authorization to Affect provided for the commencement of construction for certain infrastructure work, including various construction activities at or near the mine site, but not the erection of the mill and the exploitation of the gold and copper mineralization at Brisas.

Based on the issuance of the Authorization to Affect, we commenced significant pre-construction procurement efforts with the assistance of our EPCM contractor awarding contracts for Brisas site prep and construction camp facilities and placing orders for the gyratory crusher, pebble crushers, SAG and ball mills, mill motors and other related processing equipment, early-works construction equipment and various other site equipment totaling approximately $125.3 million, accelerated detailed project engineering, hired a number of senior technical staff, completed the sale of approximately $103.5 million of convertible notes and $74 million (net of expenses) in new equity, launched a number of environmental and social initiatives and commenced preparation of the Brisas site for construction activities.

The Authorization to Affect mandated that before commencing significant permitted activities we were required to complete an administrative procedure by signing what is referred to as an initiation act with MinAmb representatives which indicates that all conditions precedent to commencing activities had been met, documented our understanding of the obligations throughout the term of the authorization and certified that the permitted activities have in fact commenced. The request for the approval of the initiation act was submitted shortly after the Authorization to Affect was approved and requested multiple times thereafter. However, MinAmb did not act on our requests.

In April 2008, MinAmb arbitrarily revoked the Authorization to Affect referencing in its formal notice, among other things, the existence of environmental degradation and affectation on the Brisas property, the presence of a large number of miners on or near the property, the Imataca Forest Reserve and the effects of global warming as the basis for their decision. In response to the various points contained within the revocation notice, Venezuelan legal counsel advised management that the revocation of the Authorization to Affect was groundless and legally unsupported. Further, Venezuelan legal counsel advised management that the Authorization to Affect was granted to our Venezuelan subsidiary by MinAmb, a competent authority, following the corresponding legal procedure and in accordance with applicable laws and regulations. At the time the Authorization to Affect was issued, there was no legal norm prohibiting MinAmb from authorizing performance of mining activities in the area of the Brisas Project.

In April 2009, as a result of the Venezuelan government’s failure to reinstate the Authorization to Affect and the lack of any meaningful dialog to resolve the prolonged obstruction of our rights to the Brisas Project, we notified the Bolivarian Republic of Venezuela of the existence of a dispute between the Company and the Venezuelan government under both: (1) Canada – Venezuela Treaty and (2) the Agreement between the government of Barbados and the government of the Republic of Venezuela for the Promotion and Protection of Investments (“Barbados-Venezuela Treaty”).

Further, in May 2009, MIBAM denied the normal course extension of our Brisas Alluvial Concession and also denied the extension of the El Pauji Concession held for infrastructure purposes. We applied for the extension of both the Brisas Alluvial Concession and the El Pauji Concession pursuant to Article 25 of the Venezuelan mining law, which provided MIBAM a six-month period ending in April 2008 and July 2008, respectively, to decide on the extension requests. MIBAM did not respond to either of our requests for extension during the requisite time period. As a result of MIBAM's failure to expressly deny the extension application in the requisite time period, the extension was automatically granted pursuant to Article 25 of the mining law. More than one year after the six month time periods elapsed, MIBAM issued decisions denying the extension requests. Citing internal reports (the contents of which had not been disclosed to us) the decisions assert without evidence and prior notice that the Company was not in compliance with its obligations in regards to the concessions. Those decisions were issued notwithstanding the fact that in September 2008, after the lapse of the six-month time period, we received from MIBAM a certificate of compliance (or good standing) confirming the Company’s compliance with obligations set forth in the mining law and in the title for the Brisas Alluvial Concession. MIBAM acknowledged that we timely filed our extension application and acknowledged that it made its evaluation on the status of the concession subsequent to the six-month time period promulgated in Article 25 of the mining law, effectively ignoring its own regulations and laws.

With no formal response from the Venezuelan government concerning our April 2009 notice regarding the existence of a dispute between the Company and the Venezuelan government, in August 2009 we delivered a follow-up notice reminding the Venezuelan government of the existence of a dispute and confirming our intent to amicably settle the dispute if possible. Again, we received no formal response from the Venezuelan government regarding the investment dispute between the Company and the Venezuelan government.

On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela seeking compensation for the losses caused to the Company resulting from Venezuela's violations of the Canada-Venezuela Treaty in regard to the Company and its investments in Venezuela relating to the Brisas Project and the Choco 5 property in the Bolivar State of Venezuela. In evident retaliation, Venezuelan government personnel arrived at the Brisas Project camp site on October 26, 2009, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel, and took physical possession of the property. Subsequently, on November 4, 2009, the Venezuelan government notified us through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel our underlying hard rock concession.

As a result of the uncertainty related to the future of the Brisas Project, our board of directors authorized management in 2008 to evaluate the sale or redeployment of all or a portion of the equipment ordered for the Brisas Project. In the fourth quarter of 2008 and the third quarter of 2009, we sold certain equipment (one SAG mill, two ball mills (35,000 tonne per day through-put) and related motors as well as mobile equipment) originally costing approximately $53.1 million. The Company recovered approximately $26.5 million of progress payments and the purchaser assumed the remaining payment obligations of approximately $21.9 million resulting in a combined loss on sale of equipment of approximately $4.7 million. As of December 31, 2009, the Company had equipment orders totaling $62.9 million and had made payments on these orders of $51.9 million. The remaining commitments of $11.0 million are due within the first half of 2010. As a result of the expropriation of the Brisas Project by the Venezuelan government we adjusted the carrying value of this equipment by $14.5 million to approximately $37.4 million, management’s estimate of its net realizable value.

Historical Development Plan

Management completed an original Bankable Feasibility Study in 2005. In March 2008, we updated and prepared a new National Instrument 43-101 report for the Brisas Project. The Company and the project’s EPCM (Engineering, Procurement, and Construction Management) contractor updated the capital costs contained therein.

The 2008 NI 43-101 report assumed $600 per ounce gold and $2.25 per pound copper for the base-case economic model resulting in projected cash operating costs (net of copper byproduct credits) of $120 per ounce of gold. Total costs including cash operating costs, exploitation taxes, initial capital costs (excluding sunk cost), and sustaining capital costs were projected to be $268 per ounce of gold.

The operating plan as last revised assumed a large open pit mine with projected proven and probable reserves of approximately 10.2 million ounces of gold and 1.4 billion pounds of copper in 483 million tonnes of ore grading 0.66 grams of gold per tonne and 0.13% copper, at a revenue cutoff grade of $3.54 per tonne using a gold price of $470 per ounce and a copper price of $1.35 per pound. The operating plan anticipated utilizing conventional truck and shovel mining methods with the processing of ore projected at full production of 75,000 tonnes per day, yielding an average annual production of 457,000 ounces of gold and 63 million pounds of copper over an estimated mine life of approximately 18.25 years. The strip ratio (waste to ore) was estimated at 2.24:1. The proposed mining and processing methods were all based on conventional technology and no new or unproven technology was expected to be employed. The reserve and resource estimates contained in this report were prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum Classification System.

The projected initial capital cost to construct and place Brisas into production at the date of the report totaled approximately $731 million excluding working capital, critical spares and initial fills of approximately $53 million and ongoing life-of-mine requirements estimated at $269 million and value added taxes of approximately $54 million.

Choco 5 Property

The Choco 5 property is a grass-roots gold and other minerals exploration target also located in the State of Bolivar, Guayana region.  The property is a 5,000 hectare parcel located 24 kilometers west of the mining community of El Callao (population approximately 25,000) located in the El Callao gold mining district and 200 kilometers south of Puerto Ordaz, the nearest major city. The underlying mining title or concession for the area known as the Choco 5 property was issued by MEM to CVG on May 11, 1993. The concession was subsequently leased by CVG to Minerven pursuant to an agreement dated December 22, 1998 (the “Choco 5 Lease”). On June 28, 2000, Minerven subleased the Choco 5 Concession to the Company (the “Choco 5 Sublease”). The Choco 5 concession is a vein (hardrock) and alluvial concession for the exploration and subsequent exploitation of primarily gold and copper as well as other minerals. Since acquiring the Choco 5 property, we have invested approximately $1.5 million on the exploration, which has included acquisition costs, geological mapping, airborne geophysics, stream sediment and soil geochemistry, mapping, geomorphological study, drilling and assaying.  We have suspended all Choco 5 exploration activities pending the resolution of the Brisas investment dispute with the Venezuelan government.

Item 3.          Legal Proceedings

Arbitration

After months of continuous effort to meet with the Venezuelan government and resolve the issues related to the April 2008 revocation of the Authorization to Affect and the May 2009 denial of the normal course extension of the Brisas Alluvial and the El Pauji Concessions (which by Venezuelan law were already renewed), on October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”). In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).

The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  Our current arbitration efforts consist of engaging and assisting technical, legal, and financial experts, preparing for the initial meeting with the Respondent and the three member arbitration tribunal and developing and filing our initial pleadings, the filing of which is expected to occur in 2010.

The Canada-Venezuela Treaty requires as a precondition to bringing an arbitration claim under the Treaty that an investor and any enterprise the investor owns directly or indirectly that has suffered losses that form the basis of a claim by the investor to "waive[ ]  its right to initiate or continue any other proceedings in relation to the measure that is alleged to be in breach of  [the Treaty]  before the courts or tribunals of the Contracting Party concerned or in a dispute settlement procedure of any kind."  As a result, the Company and its relevant subsidiaries waived their right to commence or continue with other legal or administrative challenges to the conduct that forms the basis of the ICSID claim, including the revocation of the Authorization to Affect and the denial of the extension of the Brisas Alluvial and El Pauji Concessions. For additional background to the arbitration, see “Part I- Item 1. Business” and “Item 2. Properties”

Litigation

On December 15, 2008, Rusoro Mining Ltd. (“Rusoro”) commenced an unsolicited offer to acquire all of the outstanding shares and equity units of the Company in consideration for three shares of Rusoro for each Company share or equity unit. On December 16, 2008, the Company filed an action in the Ontario Superior Court of Justice against Rusoro and Rusoro’s financial advisor Endeavour Financial International Corporation (“Endeavour”), seeking an injunction restraining Rusoro and Endeavour from proceeding with Rusoro’s unsolicited offer, significant monetary damages, and various other items. Endeavour was the Company’s financial advisor from 2004 until shortly after the commencement of Rusoro’s offer.

On February 10, 2009, the Ontario Superior Court of Justice granted an interlocutory injunction restraining Rusoro from proceeding with any hostile takeover bid to acquire the shares of the Company until the conclusion and disposition at trial of the action commenced by the Company. The injunction was granted by the Court following a motion by the Company on the basis that Rusoro had access to or benefited from the use of the Company’s confidential information as a result of Rusoro’s relationship with Endeavour. The Court also issued an interlocutory injunction restraining Endeavour from having any involvement with a hostile takeover bid for the Company. The Court further required that Rusoro, Endeavour and their agents return to the Company both all the confidential information of the Company and also anything produced from that confidential information and pay the court costs. Following the issuance of the interlocutory injunctions, Rusoro withdrew its unsolicited offer to acquire the outstanding shares and equity units of the Company.

On February 15, 2009, Rusoro and Endeavour both filed a motion with the Ontario Superior Court of Justice seeking permission to appeal to the Divisional Court the February 10, 2009 order that was granted against them. The Company opposed these motions which were heard in Toronto on April 2, 2009. On April 6, 2009 the permission to appeal was denied.  The legal action commenced December 16, 2008 by the Company claiming significant monetary damages is ongoing. Rusoro has filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction. Endeavour has filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer. Costs associated with the takeover defense and litigation amounted to $2.0 million and $5.4 million in 2009 and 2008, respectively.

Item 4.          (Removed and Reserved)

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

Offer and Listing details

The Class A common shares of Gold Reserve Inc. are traded on The Toronto Stock Exchange (“TSX”) and on the NYSE Amex under the symbol “GRZ.” Neither the Company’s equity units nor the 5.50% convertible notes and the related underlying securities are listed for trading on any exchange.

                  TSX                                                              NYSE Amex

                                                                          Canadian dollars                                                   U.S. dollars

2010                                                              High            Low                                                    High            Low

March (through 03/30/10)                       $1.23        $1.01                                                    $1.19            $0.98

February                                                       1.36          1.10                                                      1.27              1.05

January                                                         1.63          1.26                                                      1.58              1.20

2009

Fourth Quarter                                           $1.79       $0.89                                                     $1.73            $0.86

Third Quarter                                               1.13          0.51                                                      1.04              0.48

Second Quarter                                            0.85          0.56                                                      0.70              0.50

First Quarter                                                 1.45          0.70                                                      1.23              0.54

2008

Fourth Quarter                                            $1.17       $0.32                                                    $1.07            $0.26

Third Quarter                                               1.99          1.07                                                      1.92              1.04

Second Quarter                                            4.56          1.30                                                      4.47              1.28

First Quarter                                                 5.95          4.47                                                      6.00              4.10

On March 30, 2010, the closing price for a Class A common share of the Company was Cdn $1.03 per share on the TSX and U.S. $1.02 per share on the NYSE Amex. As of March 30, 2010, there were a total of 57,607,663 Class A common shares and 961 Class B common shares issued and outstanding. The number of holders of Class A and Class B common shares of record on March 30, 2010 was approximately 829. As of March 30, 2010, based on information received from our transfer agent and other service providers, we believe our common shares are owned beneficially by approximately 11,000 shareholders.

We have not declared or paid any dividends on our common shares since 1984. We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on the common shares in the foreseeable future. The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions and other factors.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of the Company, other than a Canadian withholding tax.  See “—Certain Canadian Income Tax Considerations for U.S. Residents,” below.

 Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of common shares.

Comment is restricted to holders of common shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is a resident of the United States and is not a resident of Canada, (ii) is entitled to the benefit of the Convention, (iii) holds all common shares solely as capital property, (iv) deals at arm’s length with and is not affiliated with Gold Reserve, and (v) does not use or hold and is not deemed to use or hold, any common shares in a business carried on in Canada, and none of whose common shares constitute “taxable Canadian property” as defined in the Canadian Tax Act (each such individual, a “U.S. Resident”).

Generally, a person will be considered to hold a common share as capital property provided that the person acquired the share as a long-term investment, is not a trader or dealer in securities, did not acquire, hold or dispose of the share in a transaction considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the common share as inventory in the course of carrying on a business. Special rules, which are not discussed below, may apply to a U.S. Resident who is an insurer that carries on business in Canada and elsewhere.

Generally, (a) a person’s Class A common shares will not constitute “taxable Canadian property” at a particular time provided that the common shares are listed on a “designated stock exchange” (which currently includes the Toronto Stock Exchange) at that time and at all times in the 60 months preceding the particular time, (i) neither the person nor one or more other persons with whom the first person does not deal at arm’s length, alone or in any combination, held, directly or indirectly, 25% or more of the issued shares of any class in the capital stock of Gold Reserve, or (ii) more than 50% of the fair market value of the share was not derived directly or indirectly from one or any combination of (A) real or immovable property situated in Canada, (B) Canadian resource properties, (C) timber resource properties and (D) options in respect of, or interests in, or for civil law rights in, property described in any of (A), (B) and (C), whether or not the property existed, and (b) a person’s Class B common shares will not constitute “taxable Canadian property” at a particular time provided that at all times in the 60 months preceding the particular time,  more than 50% of the fair market value of the share was not derived directly or indirectly from one or any combination of property described in any of (A), (B), (C) and (D) above, whether or not the property existed.

Certain entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) do not qualify as residents of the United States for the purposes of the Convention. A member or holder of an interest in such an entity that holds common shares should consult the member or holder’s own tax advisors.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof (the “Tax Proposals”), and the current published administrative and assessing policies of the Canada Revenue Agency.  It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative policy, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not and is not to be construed as legal or tax advice to any particular holder or prospective holder of common shares. Each holder or prospective holder of common shares is urged to consult his, her or its own tax advisors for advice with respect to the holder or prospective holder’s particular circumstances. The discussion below is qualified accordingly.

Disposition of Common Shares

A U.S. Resident who disposes of a common share will not thereby incur any liability for Canadian federal income tax.

Taxation of Dividends on Common Shares

A U.S. Resident who is or is deemed to be paid or credited a dividend on the U.S. Resident’s common shares will be subject to Canadian withholding tax equal to 15% or, if the U.S. Resident is a company that holds 10% or more of the voting stock of Gold Reserve, 5%, of the gross amount of the dividend. A U.S. Resident that is (i) a qualifying religious, scientific, literary, educational or charitable organization and is exempt from tax in the U.S., or (ii) a qualifying trust, company, organization or arrangement operated exclusively to administer or provide pension, retirement or employee benefits and is exempt from tax in the U.S. may be exempt under the Convention from Canadian withholding tax provided specific administrative procedures are complied with.

Item 6.          Selected Financial Data

                                2009                2008                2007                2006                2005

STATEMENT OF OPERATIONS

Other Income                                                                             $ 3,165,736     $ 2,521,302      $6,499,084      $8,252,058      $1,402,868

Expenses:

General and administrative                                                              4,380,165        7,453,842      12,143,569        6,646,798        5,054,420

Technical services                                                                           4,264,103        5,410,181        5,093,963        5,015,222        3,876,928

Corporate communications                                                                698,295           941,002           904,157           699,922           662,350

Legal and accounting                                                                       1,303,087           899,195           774,140           756,752           749,208

                                                                                                      10,645,650      14,704,220      18,915,829      13,118,694      10,342,906

Takeover defense and litigation                                                       2,021,729        5,407,230                      –                      –                      –

Loss on sale of equipment                                                               3,423,544        1,346,423                      –                      –                      –

Foreign currency (gain) loss                                                                 (5,429)            61,212          (926,299)       1,141,932             78,070

Loss before income tax, minority interest, interest

  expense and extraordinary item                                                  (12,919,758)   (18,997,783)   (11,490,446)     (6,008,568)     (9,018,108)

Income tax expense                                                                           (142,319)        (737,050)          (26,848)        (521,803)            (1,471)

Minority interest                                                                                   27,124              8,712         (462,474)        (446,374)            (7,703)

Interest expense                                                                              (1,688,403)                     –                      –                      –                      –

Loss before extraordinary item                                                     (14,723,356)   (19,726,121)   (11,979,768)     (6,976,745)     (9,027,282)

Extraordinary loss on expropriation of assets                            (150,726,472)                    –                      –                      –                      –

Net loss                                                                                   $(165,449,828) $(19,726,121) $(11,979,768)   $(6,976,745)   $(9,027,282)

Net loss per share – basic and diluted                                                $(2.89)            $(0.35)            $(0.24)            $(0.18)            $(0.26)

BALANCE SHEET

Cash and cash equivalents,

     marketable securities, restricted cash                                      $81,226,435  $110,402,599  $151,748,690    $28,684,310    $22,355,486

Property, plant and equipment, net                                               38,122,102    175,132,478    128,624,670      73,643,895      58,016,102

Total assets                                                                                  119,915,020    287,614,514    281,898,903    104,615,721      81,954,872

Convertible notes(1)                                                                      93,693,168      91,829,699      70,306,054                      –                      –

Total liabilities                                                                               99,997,420    102,508,078      80,578,094        3,643,709        2,317,106

Total shareholders' equity                                                              19,917,600    185,106,436    201,320,809    100,972,012      79,637,766

(1)     Face value of outstanding convertible notes is approximately $102.3 million. See Note 18 to the consolidated financial statements.

STATEMENT OF CASHFLOWS

Net cash used in operating activities                                          $(15,130,345) $(13,858,222)   $(5,675,305) $(11,179,770)   $(7,729,508)

Net cash provided by (used in) investing activities                      (15,048,843)     10,454,475     (97,797,970)     (8,518,467)     (2,691,289)

Net cash provided by financing activities                                          (408,166)          273,338    172,779,163      25,702,673        2,612,344

Item 7.          Management’s Discussion and Analysis of Financial Condition
                      and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated March 30, 2010, is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition.

Gold Reserve, an exploration stage company, is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2009 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”).  Due to what we believe are the improper actions of the Venezuelan government, we have been forced to discontinue development of the Brisas Project, as discussed below. While we pursue arbitration, we are attempting to settle our dispute with the Venezuelan government, mitigate our loss through the sale of Brisas Project assets, and are seeking to invest in or acquire an alternative mining project.

The Brisas Project has been expropriated by the Venezuelan government, and we no longer have control or physical access to the project. As a result, we no longer report mineral reserves for Brisas, and we have discontinued the development of our Venezuelan properties, including Brisas and Choco 5 (which was a grass-roots exploration property also located in the State of Bolivar).  On October 21, 2009, we filed a Request for Arbitration under the Additional Facility Rules of ICSID against the Bolivarian Republic of Venezuela to seek compensation as a result of the expropriation and other violations of the Canada-Venezuela Treaty.  Our request was registered by ICSID in November 2009.  For more information, see “Item 3. Legal Proceedings – Arbitration.”  The information contained elsewhere in this Annual Report on Form 10-K relating to our past development efforts, regulatory process and reported mineral reserves of Brisas and Choco 5 are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

The Venezuelan Ministry of Mines (“MIBAM”) approved the Brisas operating plan during 2003 and in early 2007 the Venezuelan Ministry of Environment (“MinAmb”) approved the Brisas Environmental and Social Impact Study for the Exploitation and Processing of Gold and Copper Ore (“Estudio de Impacto Ambiental y Sociocultural” or “ESIA”).  In March 2007, MinAmb issued the Authorization for the Affectation of Natural Resources for the Construction of Infrastructure and Services Phase of the Brisas Project (the “Authorization to Affect”).  In 2007, we commenced significant pre-construction procurement efforts with the assistance of our EPCM contractor, awarding contracts for Brisas site preparation and construction camp facilities and placing orders for processing equipment, early-works construction equipment and various other site equipment totaling approximately $125.3 million, accelerated detailed project engineering, hired a number of senior technical staff, completed the sale of approximately $103.5 million of 5.50% senior subordinated convertible notes (“convertible notes”) and $74 million (net of expenses) in new equity, launched a number of environmental and social initiatives and commenced preparation of the Brisas site for construction activities. In April 2008, the MinAmb revoked the 2007 Authorization to Affect. Venezuelan legal counsel advised management that the revocation of the Authorization to Affect was groundless and legally unsupported.

After months of continuous effort to meet with the Venezuelan government and resolve the issues related to the 2008 revocation of the Authorization to Affect and the more recent denial in May 2009 of the normal course extension of the Brisas Alluvial and the El Pauji Concessions (which by Venezuelan law were already renewed), on October 21, 2009 we filed for arbitration against Venezuela at ICSID under the Canada-Venezuela Treaty. In evident retaliation, Venezuelan government personnel arrived at the Brisas Project camp site on October 26, 2009, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel, and took physical possession of the property. Subsequently on November 4, 2009, the Venezuelan government notified us through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel our underlying hard rock concession.

As a result of the expropriation of the Brisas Project by the Venezuelan government and our loss of control and physical access to the project we recorded a $150.7 million non-cash write-off of the capital costs associated with the expropriated assets, including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. Since acquiring the Brisas Alluvial Concession in 1992, we have spent close to $300 million on the project (including equipment recorded in the Consolidated Balance Sheet and financial, legal and engineering costs incurred in support of our Venezuelan operations and the write-down of previously capitalized costs associated with our Venezuelan operations recorded in the Consolidated Statement of Operations). For more background information on the Brisas Project, see “Item 2. Properties.”

The costs incurred since 1992 include property and mineral rights, easements, acquisition costs, equipment expenditures, litigation settlement costs, general and administrative costs and extensive exploration costs including geology, geophysics and geochemistry, approximately 975 drill holes totaling over 200,000 meters of drilling, independent audits of drilling, sampling, assaying procedures and ore reserves methodology, environmental baseline work/socioeconomic studies, hydrology studies, geotechnical studies, mine planning, advanced stage grinding and metallurgical test work, tailings dam designs, milling process flow sheet designs, Environmental Impact Statement and Bankable Feasibility Study, including a number of subsequent updates, and an independent CSA National Instrument 43-101 report which was most recently updated in March 2008. Detailed engineering for Brisas was approximately 85% complete at the date of its expropriation by the Venezuelan government.

We have no commercial production at this time and, as a result, we have not recorded revenue or cash flows from mining operations and continue to experience losses from operations, a trend we expect to continue unless and until the investment dispute regarding Brisas is resolved favorably to the Company and/or we acquire or invest in an alternative project. Historically we have financed the Company’s operations through the issuance of common stock, other equity securities and convertible debt. The Company has only one operating segment, the exploration and development of mineral properties. Segmented financial information by geographic region is shown in Note 14 to the consolidated financial statements.

Investors are urged to read our filings with U.S. and Canadian securities regulatory agencies, which can be viewed on-line at www.sec.gov, www.sedar.com or at the Company’s website, www.goldreserveinc.com which also includes the Company’s corporate governance policies. Additionally, you can request a copy of any of these documents directly from us.

We prepare our consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in Canada (see Note 20, Differences Between Canadian and U.S. GAAP).

The Company’s current financial position and historical results of operations are a product of the Company’s efforts, since 1992, to develop the Brisas Project into an operating mine and more specifically, is a function of our decision, subsequent to the issuance of the Permit to Affect, to place orders to acquire approximately $125 million of equipment, raise $183 million through the issuance of convertible notes and common shares and to continue to incur substantial operating deficits. Likewise our October 2009 Request for Arbitration under the Additional Facility Rules of ICSID and the write-off of the costs associated with our Venezuelan operations will shape the future financial position and results of operations of the Company. We expect the arbitration process to last three to five years, consume substantial management time and cost an estimated $5 to $8 million, excluding the time and funds necessary to collect on any award.

Our forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Part I- Item 1A. Risk Factors” of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Part II- Item 6. Selected Financial Data” of this report and our consolidated financial statements and related notes. Additional information on the Company can be found at www.sec.gov, www.sedar.com or the Company’s web-site at www.goldreserveinc.com.

As noted elsewhere in this Annual Report on Form 10-K, in 1992 we initiated the exploration and development of the Brisas Project, located in the historic Km 88 mining district of the State of Bolivar in southeastern Venezuela. The Brisas deposit, which is one of the largest undeveloped gold/copper deposits in the world, contains estimated ore reserves of 10.2 million ounces of gold and 1.4 billion pounds of copper. From 1992 to 2009, we focused substantially all our corporate and operations management and financial resources on Brisas. Since acquiring the Brisas Alluvial Concession in 1992, we have spent close to $300 million on the project (including equipment recorded in the Consolidated Balance Sheet and financial, legal and engineering costs incurred in support of our Venezuelan operations and the write-down of previously capitalized costs associated with our Venezuelan operations recorded in the Consolidated Statement of Operations) developing the Brisas Project into a world class mining project.

Current Plan

As a result of the expropriation of the Brisas Project by the Venezuelan government, our primary objective is to manage the arbitration effort in cooperation with arbitration counsel and various experts, to minimize costs and accelerate its completion, to the extent possible. Substantially all of the key management personnel have been employed by the Company for over 15 years with a single focus of developing the Brisas Project. These individuals possess valuable historical knowledge related to the Brisas Project which is important to the successful execution of our arbitration efforts.

Our other major objectives are to: (1) explore opportunities to settle our dispute with Venezuela; (2) sell Brisas Project assets; (3) redeem, restructure or otherwise modify the terms of the 5.50% subordinated notes; and (4) continue evaluating alternative industry opportunities for an investment transaction. The successful execution of these objectives will be facilitated by the Company’s senior management team which has substantial technical, financial and administrative experience related to the mining industry. The timing of any such new investment or transaction if any, and the amounts that may be required cannot be determined at this time and are subject to available cash, sale of equipment originally slated for the Brisas Project and/or future financings, if any.

Critical Accounting Estimates

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on certain probability-weighted alternative outcomes, management considers the sum of the expected future net cash flows to be generated from the use or disposition of a long-lived asset (undiscounted and without interest charges) and compares that to its carrying value and if such expected future net cash flows are less than the carrying value an impairment loss is recognized and the asset is written down to fair value. Fair value is generally determined by discounting estimated cash flows, using quoted market prices where available or making estimates based on the best information available  Subsequent to the expropriation and the resulting loss of control and physical access to the Brisas Project, we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. Management makes no assurances that the estimated net realizable value of the remaining processing and related equipment can be disposed of for its recorded estimated value. See Note 3 and Note 15 to the consolidated financial statements.

The fair value of the debt component of the Company’s convertible notes is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes, with the resulting charge recorded as interest expense. The expected life of the notes is an estimate and is subject to change, if warranted by facts and circumstances related to the potential early redemption of the notes by either the Company or the holders. At December 31, 2008, we revised our estimate of the expected life of the notes to June 15, 2012 and adjusted the carrying value accordingly. See “Consolidated Balance Sheets - Convertible Notes” and Note 18 to the consolidated financial statements.  The adjusted carrying value was calculated by computing the present value of estimated future interest and principal payments at the original effective interest rate. As a result of this change, the carrying value of the notes increased by approximately $20.5 million with a corresponding increase in capitalized interest and accretion.

The Company uses the liability method of accounting for income taxes. Future tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and those amounts reported in the financial statements. The future tax assets or liabilities are calculated using the substantively enacted tax rates expected to apply in the periods in which the differences are expected to be settled. Future tax assets are recognized to the extent that they are considered more likely than not to be realized. We operate and file tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future. See “Consolidated Statements of Operations - Income tax expense.”

The Company uses the fair value method of accounting for stock options. The fair value is computed using the Black-Scholes method which utilizes estimates that affect the amounts ultimately recorded as stock based compensation. See Note 11 to the consolidated financial statements.

Through 2006, the Company re-measured its Bolivar denominated transactions at the official exchange rate of Bs. 2,150/$. In 2007, based on new guidance from the American Institute of Certified Public Accountants (“AICPA”) International Practices Task Force (“IPTF”), the Company concluded that the parallel market rate was the most appropriate rate to use to re-measure Bolivar transactions. Accordingly, in 2007 the Company began to use the average rate received in the parallel market to re-measure Bolivar transactions and at December 31, 2007, used the parallel rate to translate Bolivar denominated monetary items. On January 1, 2008 the Venezuelan government modified the currency, fixing the official exchange rate at Bs. 2.15 to US $1.00.  In January 2010, the official rate was adjusted to Bs. 4.3 to US$1.00 for most goods and services and Bs. 2.6 to US1.00 for certain priority items such as basic foods and medicines.  In late 2009, the Venezuelan economy was determined to be highly inflationary. After consideration of the recent events with respect to the Venezuelan currency and economy, the Company continues to believe that it is most appropriate to use the parallel rate to re-measure transactions and to translate Bs. denominated monetary items.

Significant Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2009. The more significant accounting policies are as follows:

Financial Instruments.  Effective January 1, 2008, the Company adopted CICA Section 3862. This Section requires entities to provide disclosures in their financial statements that enable users to evaluate: (a) the significance of financial instruments for the entity's financial position and performance; and (b) the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks.

Stock Based Compensation. We use the fair value method of accounting for stock options granted to employees and directors.  Consideration paid for shares on exercise of share options in addition to the fair value attributable to stock options granted is credited to capital stock.

Exploration and Development Costs. Exploration costs incurred in locating areas of potential mineralization are expensed as incurred.  Exploration costs of properties or working interests with specific areas of potential mineralization are capitalized at cost pending the determination of a property’s economic viability.  Development costs of proven mining properties not yet producing are capitalized at cost and classified as property, plant and equipment.  Property holding costs are charged to operations during the period if no significant exploration or development activities are being conducted on the related properties. Upon commencement of production, capitalized exploration and development costs will be amortized based on the estimated proven and probable reserves benefited.  Properties which are abandoned are written-off and properties determined to be impaired are written-down to the estimated fair value.  Interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Measurement Uncertainty. Any operations we may have are subject to the effects of changes in legal, tax and regulatory regimes, political, labor and economic developments, social and political unrest, currency and exchange controls,  import/export restrictions and government bureaucracy in the countries in which we operate. Subsequent to the expropriation and the resulting loss of control and physical access to the Brisas project, we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. The realizable value of the remaining processing and related equipment may be different than management’s current estimate. See Note 3 and Note 15 to the consolidated financial statements. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  We believe that internal controls over financial reporting no matter how well conceived and operated, can only provide reasonable assurance that their objectives are met. There have been no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Liquidity and Capital Resources

At December 31, 2009 our total financial resources, which include cash and cash equivalents, restricted cash and marketable securities, were approximately $81.2 million compared to $110.4 million at December 31, 2008. The Company’s cash and investments are held primarily is US dollar denominated accounts.

               2009                       2008

Cash and cash equivalents                                                             $ 60,962,813      $   91,550,167

Restricted cash                                                                                      9,489,777           17,509,672

Marketable securities                                                                         10,773,845              1,342,760

Total                                                                                                  $ 81,226,435       $ 110,402,599

Overall financial resources decreased approximately $29.2 million from December 31, 2008.  This decrease was primarily due to expenditures for property, plant and equipment of approximately $16.5 million relating to our purchase commitments for the Brisas Project, capitalized interest related to the convertible notes of approximately $4.5 and approximately $16.4 million used by operations more fully described below in results of operations, offset by approximately $7.3 million from sales of equipment.

As of March 30, 2010 we held approximately $77 million in cash, restricted cash and investments, including restricted cash of approximately $9.0 million held pursuant to a letter of credit for certain equipment purchase commitments.

With the write-off of the capitalized costs associated with our Venezuelan operations, the Company’s net book value at December 31, 2009 has decreased to approximately $20 million. The primary future obligation of the Company is the 5.50% senior subordinated notes which may be settled in cash or common shares in the event the holder chooses the one-time option to put the notes back to the Company for repurchase on June 15, 2012 (see Note 18 to the consolidated financial statements). As a result, in the near-term we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2011.

The timing and extent of additional funding, if any, depends on a number of important factors, including, but not limited to the timing and outcome of our investment dispute with the Venezuelan government, the timing and the amount of proceeds, if any, from the sale of Brisas Project assets, the extent of future acquisitions or investments, if any, status of the financial markets and our share price.

Operating Activities

Cash flow used by operating activities for 2009 was approximately $15.1 million, which was an increase over 2008 of approximately $1.3 million. Although management was successful at reducing certain operating expenses as noted below in Results of Operations, we utilized approximately $3.5 million in 2009 to reduce accounts payable and accrued expenses, the bulk of which related to the cost of defending the Company against the 2008 hostile take-over offer by Rusoro Mining Ltd.

Investing Activities

                   2009                       2008                       2007

Purchase of property, plant and equipment                         $ (17,771,441)      $ (38,699,588)     $ (44,689,332)

Net (purchase of) proceeds from marketable securities           (8,042,632)             1,204,582             2,353,286

Proceeds from sale of equipment                                                  7,297,598            19,184,740                            -

Decrease (increase) in restricted cash                                          8,019,895            34,570,931          (52,080,603)

Capitalized interest paid on convertible debt                            (4,507,319)           (5,688,430)           (3,273,187)

Other                                                                                                     (44,944)              (117,760)              (108,134)

      $ (15,048,843)      $  10,454,475       $ (97,797,970)

Investing activities during the 12 months ended December 31, 2009 included net investment in property, plant and equipment of approximately $17.8 million compared to $38.7 million and $44.7 million in 2008 and 2007, respectively. These payments primarily relate to obligations related to the 2007 equipment orders for Brisas originally totaling approximately $125 million.  In 2009, net purchases of marketable securities totaled approximately $8 million compared to net proceeds of $1.2 million and $2.4 million in 2008 and 2007, respectively.  The increase in marketable securities primarily relates to investments in debt securities in an effort to improve the overall rate of return on invested cash.

As a result of the April 2008 revocation of the Authorization to Affect, the Venezuelan government’s inability to clearly articulate, at that time, its intentions related to Brisas and the uncertainty of the future time schedule, the Board of Directors, in early 2008, authorized management to evaluate the sale or a redeployment to an alternative project of all or a portion of the equipment previously ordered for Brisas.  In 2008 and 2009, we sold certain equipment (one SAG mill, two ball mills (35,000 tonne per day through-put) and related motors as well as mobile equipment) originally costing approximately $53.1 million. The Company recovered approximately $26.5 million of progress payments and the purchaser assumed the remaining payment obligations of approximately $21.9 million resulting in a combined loss on sale of equipment of approximately $4.7 million. As of December 31, 2009, the Company had remaining equipment purchase commitments of approximately $11.0 million (due in 2010) relating to previous equipment orders.

In connection with a portion of these commitments, we opened an irrevocable standby letter of credit with a Canadian chartered bank providing security on the performance of obligations and secured by cash.  As of December 31, 2009 and 2008, the Company had restricted cash of $9.5 million and $17.5 million, respectively as required by this letter of credit.  The $8.0 million reduction of restricted cash during 2009 was the result of $5.2 million of payments and a $2.8 million release of collateral related to the cancellation of a portion of the equipment. Similarly, changes in 2008 and 2007 were a result of progress payments for equipment commitments and the origination of the commitment, respectively.

The Company capitalized interest related to the convertible notes until October 2009 when we lost control and physical access to the Brisas Project. The reduction in 2009 over that recorded in 2008 relates to the amounts that were incurred subsequent to October 2009 which were expensed in the period incurred.

Financing Activities

                   2009                       2008                       2007

Net proceeds from issuance of convertible notes                                        -                               -     $   98,430,066

Net proceeds from issuance of common shares                          $      7,088              $ 309,205              74,349,097

Extinguishment of convertible notes                                               (415,254)                 (35,867)                             -

            $ (408,166)              $ 273,338        $ 172,779,163

In May 2007 we completed the sale of $103.5 million aggregate principal amount of 5.50% convertible notes due June 15, 2022 and 13,762,300 Class A common shares at $5.80 per share (Cdn$6.42 per share) for approximately $79.8 million for a combined total of approximately $183.3 million before expenses and fees. Although the convertible notes have a face value of $103.5 million, they are recorded on the balance sheet at approximately $93.7 million as Canadian accounting standards require the Company to allocate the proceeds from the notes between their equity and debt components based on their respective fair values at the time of issuance.

The convertible notes are due in June 2022. The holders, as more fully described in Note 18 to the consolidated financial statements, have a one time option to require the Company to repurchase the notes on June 15, 2012, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The repurchase of the notes for cash would require substantial funds and this option may not occur if we lack sufficient liquidity at that time. As a result, we may elect to satisfy our obligation to pay the repurchase price, in whole or in part, by delivering common shares. If in the future we elect to repurchase the notes with common shares, we would be required to issue shares based on the share price on June 15, 2012, which will likely result in significant dilution to existing shareholders and a potential change of control of the Company.

The convertible notes are trading in the gray market often at a significant discount to face value. As the terms of the indenture provide that the Company may repurchase the convertible notes in open market purchases or negotiated transactions, the Board of Directors authorized management to repurchase a portion of the outstanding convertible debt. As of December 31, 2009, we had re-purchased approximately $1.1 million (face value) of convertible notes. Management continues to explore broader efforts to redeem a portion of the outstanding convertible notes. These efforts could include a public offer to reacquire all or a portion of the notes or a more limited “Dutch auction” or individual private transactions. The time and extent of such plans will be influenced by, among other things, terms of the indenture, regulatory issues, market conditions and available cash.

The covenants contained in the 5.50% subordinated note indenture are limited to administrative issues such as payments of interest, maintenance of office or agency location, delivery of reports and other related issues. Likewise, events of default are defined as failure to pay interest and principal amounts when due, default in the performance of covenants, failure to convert notes upon holder’s exercise of conversion rights and similar provisions or the Company’s failure to give notice of a fundamental change which is generally defined as events related to a change of control in the Company.

Contractual Obligations

The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of December 31, 2009:

                                                   Payments due by Period

                                                                                                                                           Less than                                                                                                                        More Than

Contractual Obligations                   Total                       1 Year                   1-3 Years                 4-5 Years                  5 Years

Convertible Notes1                           $116,421,988              $5,629,195          $110,792,793                              –                              –

Equipment Contracts2                 11,032,319              11,032,319                             –                               –                              –

Total                                        $127,454,307            $16,661,514          $110,792,793                              –                              –

1         In May 2007, the Company issued $103,500,000 aggregate principal amount of its 5.50% convertible notes. The notes pay interest semi-annually and are due on June 15, 2022.  Subject to certain conditions, the notes may be converted into Class A common shares of the Company, redeemed or repurchased.

The note holders have the option to require the Company to repurchase the notes on June 15, 2012, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The Company may elect to satisfy its obligation to pay the repurchase price, in whole or in part, by delivering Common Shares. In the event of a change of control of the Company, the Company will be required to offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest unless there has occurred and is continuing certain events of default under the Company’s indenture.

At any time on or after June 16, 2010, and until June 15, 2012, the Company may redeem the notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest if the closing sale price of the Common Shares is equal to or greater than 150% of the conversion price then in effect and the closing price for the Company’s Common Shares has remained above that price for at least 20 trading days in the period of 30 trading days preceding the Company’s notice of redemption. Beginning on June 16, 2012, the Company may, at its option, redeem all or part of the notes for cash at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

As of December 31, 2009, $1,151,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $451,000. The amounts shown above include the interest and principal payments due based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

2         The Company originally placed orders totaling $125.3 million for the fabrication of processing equipment, mobile equipment and other mining equipment and related engineering. In July 2009 and November 2008, the Company sold a portion of this equipment recovering $26.5 million in deposits and reducing our future commitment by $21.9 million. As of December 31, 2009, the Company has equipment orders totaling $62.9 million and has made payments on these orders of $51.9 million.

Off-Balance Sheet Arrangements

     The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

     Prior to 2007, we re-measured our Bolivar denominated transactions at the official exchange rate. In 2007, based on guidance from the AICPA’s IPTF, we concluded that the parallel market rate was the most appropriate rate to use to re-measure Bolivar denominated transactions. The IPTF continues to review the advisability of using the parallel rate and in the absence of more or new definitive guidance, we continue to use the parallel rate. If we were to change the method of re-measuring Bolivar denominated transactions it may have an effect on the Company’s future results of operations.

     As a result of the expropriation of the Brisas Project by the Venezuelan government and our loss of control and physical access to the project, we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets, including affected equipment on order of approximately $14.5 million.

     In the third quarter of 2008, we implemented a cost reduction program in response to the delays being experienced in Venezuela and the subsequent actions by the Venezuelan government. Our results of operation for the twelve months ended December 31, 2009, 2008 and 2007 are a product of an extraordinary loss on expropriation of assets, operating expenses related to the management of Brisas (including legal and arbitration costs associated with the Brisas investment dispute with Venezuelan government), takeover defense costs and loss on disposal of equipment, net of interest income and gains on the disposition of marketable securities, extinguishment of debt and foreign currency.

	2009	Change	2008	Change	2007

Summary Results of Operations
Other Income	$ 3,165,736	$ 644,434	$ 2,521,302	$ (3,977,782)	$ 6,499,084
Total expenses	(168,615,564)	(146,368,141)	(22,247,423)	3,768,571	(18,478,852)
Net Loss	$ 165,449,828	$ (145,723,707)	$ 19,726,121	$ (7,746,353)	$ 11,979,768

Other Income
Interest	$ 288,952	$ (2,398,873)	$ 2,687,825	$ (2,476,655)	$ 5,164,480
Gain on extinguishment of debt	601,936	525,406	76,530	76,530	-
Gain (loss) on disposition of marketable securities	2,274,848	2,517,901	(243,053)	(1,577,657)	1,334,604
	$ 3,165,736	$ 644,434	$ 2,521,302	$ (3,977,782)	$ 6,499,084
Expenses
General and administrative	$ 4,380,165	$ (3,073,677)	$ 7,453,842	$ (4,689,727) $ 12,143,569
Technical services	4,264,103	(1,146,078)	5,410,181	316,218	5,093,963
Corporate communications	698,295	(242,707)	941,002	36,845	904,157
Legal and accounting	1,303,087	403,892	899,195	125,055	774,140
	10,645,650	(4,058,570)	14,704,220	(4,211,609)	18,915,829
Takeover defense and litigation	2,021,729	(3,385,501)	5,407,230	5,407,230	-
Loss on sale of equipment	3,423,544	2,077,121	1,346,423	1,346,423	-
Foreign currency (gain) loss	(5,429)	(66,641)	61,212	987,511	(926,299)
	16,085,494	(5,433,591)	21,519,085	3,529,555	17,989,530
Income tax expense	142,319	(594,731)	737,050	710,202	26,848
Minority interest	(27,124)	(18,412)	(8,712)	(471,186)	462,474
Interest expense	1,688,403	1,688,403	-		-
	17,889,092	(4,358,331)	22,247,423	3,768,571	18,478,852
Extraordinary loss on expropriation of assets	150,726,472	150,726,472	-	-	-
Total Expenses	$ 168,615,564	$ 146,368,141	$ 22,247,423	$ 3,768,571	$ 18,478,852

28 of 75

2009 Compared to 2008.

Consolidated net loss for the year ended December 31, 2009 was approximately $165.5 million or $2.89 per share, an increase of approximately $145.7 million from 2008. As a result of the expropriation of the Brisas Project by the Venezuelan government and our loss of control and physical access to the project, we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million.

In addition, the change in net loss was also due to an increase in other income of approximately $0.6 million, reductions in operating expenses of approximately $4.1 million and costs associated with the takeover defense and litigation of approximately $3.4 million, and increases in loss on sale of equipment of approximately $2.1 million and interest expense of approximately $1.7 million.

Interest income for the 12-month period ended December 31, 2009 decreased from the comparable period primarily due to substantially reduced rates of return on invested cash and to a lesser extent, lower levels of invested cash. The gain on the extinguishment of debt was due to the re-purchase of approximately $1.1 million (face value) of the Company’s convertible notes at a substantial discount. The increase in gain on sale of securities is a result of non-recurring investment transactions during the period reported.

Excluding the extraordinary loss on the expropriation of assets, expenses in 2009 amounted to $17.9 million compared with $22.2 million in 2008, a $4.3 million reduction. As a result of an effort to reduce controllable costs, we cut general and administrative, technical services and corporate communications expense by approximately $4.5 million which was comprised primarily of reductions related to both the number of personnel and compensation related items, fees associated with consultants, costs associated with efforts related to the Brisas Project debt financing and, to a lesser extent, the cumulative sum of reductions of other operating expenses. These decreases have been supplemented by a decline in takeover defense costs of approximately $3.4 million, but offset by an increase in loss on the sale of equipment of approximately $2.1 million, an increase in legal and accounting expense of approximately $0.4 million, primarily related to arbitration costs, and an increase in interest expense of approximately $1.7 million as a result of no longer capitalizing interest expense subsequent to the date we filed for arbitration with ICSID.

We expect the trend of further reducing general and administrative, technical services and corporate communications expense to continue along with future increases in expenses associated with the execution of our arbitration efforts.

 2008 Compared to 2007.

Consolidated net loss for the year ended December 31, 2008 was approximately $19.7 million or $0.35 per share, an increase of approximately $7.7 million from 2007. The change in net loss was primarily a result of a decrease in other income of approximately $4.0 million and operating expenses of approximately $4.2 million and an increase in costs associated with the takeover defense and litigation of approximately $5.4 million and loss on sale of equipment of approximately $1.3 million.

Interest income for the 12 month period ended December 31, 2008 decreased by $2.5 million from the comparable period primarily due to substantially reduced rates of return on invested cash and to a lesser extent, lower levels of invested cash. The loss on sale of marketable securities of $0.2 million in 2008 compared to a $1.3 million gain on sale of marketable securities reported in 2007 accounted for the remaining reduction in other income for the comparable periods.

Overall, expenses in 2008 amounted to $22.2 million compared with $18.5 million in 2007, a $3.7 million increase. We cut general and administrative expense by approximately $4.7 million which was comprised primarily of reductions related to compensation expense, fees associated with bank financing efforts and other general and administrative expenses.

The decrease in general and administrative expense was offset by increases in other operating expenses including legal costs associated with the initial stages of filing for arbitration, changes in foreign currency gain/losses, approximately $5.4 million of expenses attributable to defending against the unsolicited takeover offer from Rusoro Mining Ltd. and loss on the sale of equipment of approximately $1.3 million as well as the impact of changes in minority interest and income taxes.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

The carrying amounts for cash and cash equivalents, marketable securities, deposits, advances and other, accrued interest and accounts payable and accrued expenses on the balance sheet approximate fair value because of the immediate or short-term maturity of these instruments. Fair value estimates are made at the balance sheet date based on relevant market information but involve uncertainties and therefore cannot be determined with precision The Company currently does not enter into any hedging transactions. The Company is exposed to various risks including credit risk, liquidity risk, currency risk and interest rate risk as described below:

a)              Credit risk is the risk that a counterparty will fail to meet its obligations to the Company. The Company’s primary exposure to credit risk is through its cash and cash equivalents and restricted cash balances. The Company diversifies its cash holdings into major Canadian and U.S. financial institutions and corporations.

b)              Liquidity risk is the risk that an entity will encounter difficulty in meeting its obligations associated with its financial liabilities. The Company manages this risk by maintaining adequate cash balances through equity and debt offerings to meet its current and foreseeable obligations. The following table presents the Company’s payments due on accounts payable and accrued expenses and its undiscounted interest and principal payments due on its convertible notes, based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

                                                                              Payments due by Period

                                                                                         Less than                                                                   More Than

                                           Total                  1 Year                    1-3 Years            4-5 Years           5 Years

A/P and accruals  $     3,790,003        $   3,790,003                              –                            –                        –

Interest                       14,072,988              5,629,195             $ 8,443,793                            –                        –

Principal                   102,349,000                            –            102,349,000                            –                        –

Total                      $ 120,211,991        $   9,419,198          $ 110,792,793                             –                        –

c)              The Company is subject to currency risk mainly due to its operations in Venezuela. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash, value added tax and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net loss from the translation of foreign currency denominated financial instruments, as at December 31, 2009 and 2008, by the amounts shown below.

                                                                                               2009                       2008

Venezuelan Bolívar                                                         $ 60,766                $ 69,684

Canadian Dollar                                                              (10,894)                 (67,540)

Total                                                                              $   49,872                  $ 2,144

The Company limits the amount of currency held in non-U.S dollar accounts, but does not actively use derivative instruments to limit its exposure to fluctuations in foreign currency rates.

d)              The Company is subject to the risk that changes in market interest rates will cause fluctuations in the fair values of its financial instruments. Cash and cash equivalents earn floating market rates of interest. Other current financial assets and liabilities are generally not exposed to this risk because of their immediate or short-term maturity. The interest rate on the Company’s convertible notes is fixed and therefore the interest payments are not subject to changes in market rates of interest.

Item 8.          Financial Statements and Supplementary Data

Management’s Report

To the Shareholders of Gold Reserve Inc.

The accompanying consolidated financial statements of the Company were prepared by management in accordance with accounting principles generally accepted in Canada, consistently applied and within the framework of the summary of significant accounting policies in these consolidated financial statements. Management is responsible for all information in the Annual Report on Form 10-K. All financial and operating data in the Annual Report on Form 10-K is consistent, where appropriate, with that contained in the consolidated financial statements.

Management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting.  Management has established and maintains a system of internal accounting control designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, financial information is reliable and accurate and transactions are properly recorded and executed in accordance with management’s authorization. This system includes established policies and procedures, the selection and training of qualified personnel and an organization providing for appropriate delegation of authority and segregation of responsibilities.

The Board of Directors fulfills its responsibilities for the consolidated financial statements primarily through the activities of its Audit Committee, which is composed of three directors, none of whom are members of management.  This Committee monitors the independence and performance of our independent auditors and meets with the auditors to discuss the results of their audit and their audit report prior to submitting the consolidated financial statements to the Board of Directors for approval. This Committee reviews and discusses with management the consolidated financial statements, related accounting principles and practices and (when required of management under securities commissions or the applicable listing standards) management’s assessment of internal control over financial reporting.  This Committee also monitors the integrity of our financial reporting process and systems of internal controls regarding finance, accounting and legal compliance.

The consolidated financial statements have been audited on behalf of the shareholders by the Company’s independent auditors, PricewaterhouseCoopers LLP. The auditors’ report outlines the scope of their examination and their opinion on the consolidated financial statements. The auditors have full and free access to the Audit Committee.

/s/ Rockne J. Timm                                                                                                     /s/ Robert A. McGuinness

   Chief Executive Officer                                                                                              Vice President–Finance and CFO

    March 30, 2010                                                                                                           March 30, 2010

Independent Auditors’ Report

To the Shareholders of Gold Reserve Inc.

We have audited the consolidated balance sheets of Gold Reserve Inc. (the “Company”) as at December 31, 2009 and December 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and December 31, 2008 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009, in accordance with Canadian generally accepted accounting principles.

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants

Vancouver, British Columbia

March 30, 2010

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Company’s financial statements, such as the change in accounting for income tax loss carryforwards described in note 2 to the financial statements. Our report to the shareholders dated March 30, 2010 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants

Vancouver, British Columbia

March 30, 2010

GOLD RESERVE INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Expressed in U.S. dollars)

                                                                                                                          2009                2008

ASSETS

Cash and cash equivalents (Note 4)                                                                                       $     60,962,813    $     91,550,167

Marketable debt securities (Note 5)                                                                                              10,175,020                           –

Marketable equity securities (Note 6)                                                                                               598,825              1,342,760

Deposits, advances and other                                                                                                            566,483              1,123,002

Total current assets                                                                                                                         72,303,141           94,015,929

Property, plant and equipment, net (Note 9)                                                                               38,122,102         175,132,478

Restricted cash (Note 15)                                                                                                                9,489,777            17,509,672

Prepaid and other                                                                                                                                           –                 956,435

Total assets                                                                                                                               $   119,915,020      $  287,614,514

LIABILITIES

Accounts payable and accrued expenses                                                                           $       3,790,003     $       8,134,708

Accrued interest                                                                                                                                  234,550                 236,848

Total current liabilities                                                                                                                      4,024,553              8,371,556

Convertible notes (Note 18)                                                                                                          93,693,168           91,829,699

Minority interest in consolidated subsidiaries                                                                            2,279,699              2,306,823

Total liabilities                                                                                                                          $     99,997,420    $   102,508,078

Measurement Uncertainty (Note 1)

Commitments and Contingencies (Notes 11, 15)

SHAREHOLDERS' EQUITY

Serial preferred stock, without par value

  Authorized:         Unlimited

  Issued:                 None

Common shares and equity units: (Note 17)                                                                     $   247,905,231    $   247,501,272

  Class A common shares, without par value

    Authorized:       Unlimited

    Issued:               2009…  57,694,997        2008…  57,119,055

    Outstanding:     2009…  57,444,997        2008…  56,869,055

  Equity Units

    Issued:               2009…       500,236        2008…       500,236

    Outstanding:     2009…              961         2008…              961

Equity component of convertible notes (Note 18)                                                                   28,652,785           28,774,221

Less, common shares and equity units held by affiliates                                                           (636,267)              (636,267)

Stock options (Note 11)                                                                                                                10,014,136              9,428,802

Accumulated deficit                                                                                                                   (265,630,369)      (100,180,541)

Accumulated other comprehensive income (loss)                                                                       (277,225)                329,640

KSOP debt (Note 10)                                                                                                                         (110,691)              (110,691)

Total shareholders' equity                                                                                                             19,917,600         185,106,436

  Total liabilities and shareholders' equity                                                                             $   119,915,020    $  287,614,514

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:

            s/ Chris D. Mikkelsen                                               s/ Patrick D. McChesney

GOLD RESERVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

(Expressed in U.S. dollars)

                                                                                                                                                 2007

                                                                                                 2009               2008         (restated, Note 2)

Other Income:

Interest income                                                                                        $           288,952        $    2,687,825         $   5,164,480

Gain on extinguishment of debt                                                                         601,936                   76,530                            –

Gain (loss) on disposition of marketable securities                                     2,274,848                (243,053)            1,334,604

                                                                                                                             3,165,736               2,521,302              6,499,084

Expenses:

General and administrative                                                                              4,380,165              7,453,842           12,143,569

Technical services                                                                                            4,264,103              5,410,181              5,093,963

Takeover defense and litigation (Note 19)                                                   2,021,729              5,407,230                            –

Loss on sale of equipment                                                                              3,423,544              1,346,423                            –

Corporate communications                                                                                698,295                 941,002                 904,157

Legal and accounting                                                                                       1,303,087                 899,195                 774,140

Foreign currency (gain) loss                                                                                (5,429)                  61,212                (926,299)

                                                                                                                           16,085,494           21,519,085             17,989,530

Loss before income tax, minority interest, interest expense

   and extraordinary item                                                                             (12,919,758)         (18,997,783)         (11,490,446)

Income tax expense (Note 13)                                                                         (142,319)              (737,050)                 (26,848)

Minority interest                                                                                                   27,124                    8,712                (462,474)

Interest expense                                                                                              (1,688,403)                        –                             –

Loss before extraordinary item                                                                  (14,723,356)          (19,726,121)         (11,979,768)

Extraordinary loss on expropriation of assets (Note 3)                       (150,726,472)                            –                      –

Net loss for the year                                                                                $ (165,449,828)       $  (19,726,121)    $ (11,979,768)

Basic and diluted net loss per share:

  Loss before extraordinary item                                                                            (0.26)                     (0.35)                      (0.24)

  Extraordinary loss on expropriation of assets                                                   (2.63)                           –                             –

Basic and diluted net loss per share                                                     $              (2.89)        $          (0.35)           $       (0.24)

Weighted average common shares outstanding                                       57,309,238           55,988,372            49,703,688

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2009 and 2008

(Expressed in U.S. dollars)

                                                                                                                      2009                  2008

Net loss for the year                                                                                                             $(165,449,828)           $(19,726,121)

Other comprehensive income (loss), net of tax:

   Unrealized gain (loss) on marketable securities                                                                   1,667,983                (1,693,150)

   Adjustment for realized losses (gains) included in net loss                                            (2,274,848)                    243,053

Other comprehensive income (loss)                                                                                          (606,865)               (1,450,097)

Comprehensive loss for the year                                                                                      $(166,056,693)           $(21,176,218)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2009, 2008 and 2007(restated, Note 2)

(Expressed in U.S. dollars)

                                                                                                                                                              Equity Com-       Common Shares                                                             Accumulated

                                                                     Common Shares and Equity Units Issued         ponent of Con-    and Equity Units          Stock         Accumulated   Other Compre-          KSOP

                                                               Common Shares        Equity Units         Amount     vertible Notes    Held by Affiliates       Options            Deficit        hensive income           Debt

Balance, December 31, 2006                   40,581,192     1,085,099  $ 167,463,742                                 –         $ (636,267)      $ 3,105,169   $ (68,959,761)                       –           $    (871)

Opening balance on adoption of

  new accounting standard                                                                                                                                                                                                                                        $ 2,025,707

Retrospective application of

  new accounting standard                                                                                                                                                                                                                   485,109           (485,109)

Net loss                                                                                                                                                                                                                                             (11,979,768)

Other comprehensive income                                                                                                                                                                                                                                        239,139

Stock option compensation                                                                                                                                                                              4,724,120

Equity component of convertible notes                                                                                         28,784,710

Fair value of options exercised                                                                           167,052                                                                               (167,052)

Common shares issued for:

  Cash                                                               13,985,742                                74,349,097

  Services                                                              394,000                                   1,818,012

  KSOP                                                                  100,000                                      497,600                                                                                                                                                                   (497,600)

Allocation to KSOP participants                                                                                                                                                                                                                                                           387,780

Balance, December 31, 2007                    55,060,934     1,085,099     244,295,503              28,784,710            (636,267)        7,662,237       (80,454,420)      1,779,737         (110,691)

Equity units exchanged for

  common shares                                                 584,863       (584,863)

Net loss                                                                                                                                                                                                                                             (19,726,121)

Other comprehensive loss                                                                                                                                                                                                                                         (1,450,097)

Stock option compensation                                                                                                                                                                              1,958,470

Conversions and repurchase of

  convertible notes                                                                                                                                        (10,489)

Fair value of options exercised                                                                           191,905                                                                               (191,905)

Common shares issued for:

  Cash                                                                     162,133                                      309,205

  Services                                                           1,311,125                                   2,704,659

Balance, December 31, 2008                    57,119,055        500,236      247,501,272              28,774,221            (636,267)        9,428,802   (100,180,541)          329,640         (110,691)

Net loss                                                                                                                                                                                                                                          (165,449,828)

Other comprehensive loss                                                                                                                                                                                                                                             (606,865)

Stock option compensation                                                                                                                                                                                 590,180

Conversions and repurchase of

  convertible notes                                                                                                                                     (121,436)

Fair value of options exercised                                                                                4,846                                                                                    (4,846)

Common shares issued for:

  Cash                                                                       24,442                                           7,088

  Services                                                              551,500                                      392,025

Balance, December 31, 2009                    57,694,997        500,236  $ 247,905,231           $ 28,652,785         $ (636,267)   $ 10,014,136   $ (265,630,369)   $ (277,225)   $ (110,691)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(Expressed in U.S. dollars)

                                                                                                                                                  2007

                                                                                               2009                   2008      (Restated, Note 2)

Cash Flow from Operating Activities:

Net loss for the year                                                                                $ (165,449,828)       $ (19,726,121)     $ (11,979,768)

Adjustments to reconcile net loss to net

  cash used by operating activities:

    Stock option compensation                                                                           590,180              1,958,470              4,724,120

    Depreciation                                                                                                     213,902                 224,071                 179,111

    Gain on extinguishment of debt                                                                   (601,936)                (76,530)                           –

    Loss on sale of equipment                                                                          3,423,544              1,346,423                            –

    Loss on expropriation of assets                                                             150,726,472                            –                            –

    Amortization of premium on

     marketable debt securities                                                                             109,715                            –                            –

    Accretion of convertible notes                                                                      554,581                            –                            –

    Foreign currency loss                                                                                       50,522                      6,796              1,131,269

    Minority interest in net income (loss) of

       consolidated subsidiaries                                                                            (27,124)                   (8,712)                462,474

    Net (gain) loss on disposition of marketable securities                        (2,274,848)                 243,053            (1,334,604)

    Future income tax expense (benefit) (Note 13)                                            169,815                  747,019                (431,725)

    Shares issued for compensation and KSOP                                                392,025               2,704,659              2,205,792

Changes in non-cash working capital:

    Decrease (increase) in deposits, advances and accrued interest              507,737               (442,931)              (137,176)

    Decrease in accounts payable and accrued expenses                           (3,515,102)              (834,419)              (494,798)

Net cash used in operating activities                                                          (15,130,345)         (13,858,222)           (5,675,305)

Cash Flow from Investing Activities:

Purchase of marketable securities                                                               (12,095,811)           (3,262,239)           (4,163,941)

Purchase of property, plant and equipment                                             (1 7,771,441)         (38,699,588)         (44,689,332)

Proceeds from the sale of marketable securities                                           4,053,179              4,466,821              6,517,227

Proceeds from the sale of equipment                                                             7,297,598            19,184,740                             –

Decrease (increase) in restricted cash                                                            8,019,895            34,570,931          (52,080,603)

Capitalized interest paid on convertible notes                                            (4,507,319)           (5,688,430)           (3,273,187)

Other                                                                                                                       (44,944)              (117,760)              (108,134)

Net cash provided by (used in) investing activities                                 (15,048,843)          10,454,475          (97,797,970)

Cash Flow from Financing Activities:

Net proceeds from issuance of convertible notes                                                      –                          –           98,430,066

Net proceeds from issuance of common shares                                                  7,088                 309,205           74,349,097

Extinguishment of convertible notes                                                               (415,254)                (35,867)                          –

Net cash provided by (used in) financing activities                                     (408,166)                273,338         172,779,163

Change in Cash and Cash Equivalents:

Net increase (decrease) in cash and cash equivalents                            (30,587,354)           (3,130,409)          69,305,888

Cash and cash equivalents - beginning of year                                          91,550,167           94,680,576           25,374,688

Cash and cash equivalents - end of year                                             $     60,962,813         $ 91,550,167        $ 94,680,576

Supplemental Cash Flow Information

Non-cash investing activities:

Issuance of common shares as compensation                                  $           392,025        $   2,704,659        $   1,818,012

Issuance of common shares to KSOP Plan                                        $                     –        $                  –       $       497,600

The accompanying notes are an integral part of the consolidated financial statements.

1.      The Company and Significant Accounting Policies:

The Company. Gold Reserve Inc. (the “Company”) is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada, and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956. The Company is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2009 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”).  We discontinued development of the Brisas Project after it was expropriated by the Venezuelan government and we are now seeking to invest in or acquire an alternative mining project. The Company has no revenue producing mining operations at this time. All amounts shown herein are expressed in U.S. dollars unless otherwise noted.

In February 1999, the shareholders of Gold Reserve Corporation approved a plan of reorganization whereby Gold Reserve Corporation became a subsidiary of Gold Reserve Inc., the successor issuer (the “Reorganization”). Generally, each shareholder of Gold Reserve Corporation received one Gold Reserve Inc. Class A common share for each common share owned of Gold Reserve Corporation. After the Reorganization, a shareholder of Gold Reserve Inc. continued to own an interest in the business, through subsidiary companies, that in aggregate was essentially the same as before the Reorganization.

Certain U.S. holders of Gold Reserve Corporation elected, for tax reasons, to receive equity units in lieu of Gold Reserve Inc. Class A common shares. An equity unit is comprised of one Gold Reserve Inc. Class B common share and one Gold Reserve Corporation Class B common share. Each equity unit is substantially equivalent to a Class A common share and is immediately convertible into a Gold Reserve Inc. Class A common share, upon compliance with certain procedures. Equity units are not listed for trading on any stock exchange, but, subject to compliance with applicable federal, provincial and state securities laws, may be transferred.  Unless otherwise noted, general references to common shares of the Company include Class A common shares and Class B common shares as a combined group.

Principles of Consolidation. The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in Canada, which as described in Note 20, differ in certain material respects from accounting principles generally accepted in the U.S.

 These consolidated financial statements include the accounts of the Company, Gold Reserve Corporation, two domestic subsidiaries, Great Basin Energies, Inc. (“Great Basin”) and MGC Ventures Inc. (“MGC Ventures”), four Venezuelan subsidiaries, two Barbadian subsidiaries and five Aruban subsidiaries which were formed to hold the Company’s interest in its foreign subsidiaries or for future transactions. All subsidiaries are wholly owned with the exception of Great Basin and MGC Ventures which are 45% and 44% owned, respectively. All intercompany accounts and transactions have been eliminated on consolidation. The Company’s policy is to consolidate those subsidiaries where control exists. See Note 12.

Cash and Cash Equivalents. The Company considers short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of reporting cash equivalents and cash flows. Cash and cash equivalents are designated as held-for-trading and recorded at fair value.  The Company manages the exposure of its cash and cash equivalents to credit risk by diversifying its holdings into major Canadian and U.S. financial institutions and corporations

Exploration and Development Costs. Exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Exploration costs of properties or working interests with specific areas of potential mineralization are capitalized at cost pending the determination of a property’s economic viability. Development costs of proven mining properties not yet producing are capitalized at cost and classified as capitalized exploration costs under property, plant and equipment. Costs related to staffing and maintenance of offices and facilities in Venezuela are charged to operations. Property holding costs are charged to operations during the period if no significant exploration or development activities are being conducted on the related properties. Upon commencement of production, capitalized exploration and development costs would be amortized based on the estimated proven and probable reserves benefited. Properties determined to be impaired or that are abandoned are written-down to the estimated fair value. Carrying values do not necessarily reflect present or future values.

Property, Plant and Equipment. Property, plant and equipment are recorded at the lower of cost less accumulated depreciation. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using straight-line and accelerated methods over the lesser of the useful life or lease term of the related asset. Interest and financing costs incurred during the construction and development of qualifying assets are capitalized on an interest avoidance basis. The amount capitalized during an accounting period is determined by applying an interest rate to the average amount of accumulated qualifying assets during the period. Adjustments increasing the carrying value of convertible notes upon remeasurement due to a change in estimated life are considered interest costs and are therefore eligible for capitalization. The Company’s qualifying assets include its costs of developing mining properties and constructing new facilities.

Impairment of Long Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future net cash flows to be generated from the use or disposition of a long-lived asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized and the asset is written down to fair value. Fair value is generally determined by discounting estimated cash flows, using quoted market prices where available or making estimates based on the best information available.

Foreign Currency. The U.S. dollar is the Company’s functional currency. The Company’s foreign subsidiaries are integrated foreign operations and accordingly foreign currency amounts are translated into U.S. dollars using the temporal method. Non-monetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at current rates and revenue and expense items are translated at average exchange rates during the reporting period, except for depreciation which is translated at historical rates. Translation gains and losses are included in operating expenses.

In 2003, the Venezuelan government implemented foreign exchange controls which fixed the rate of exchange between Venezuelan Bolivars (Bs.) and the US dollar. In March 2005, the rate was fixed at 2,150 Bs. to US $1.00. In October 2005, the government enacted the Criminal Exchange Law which imposes sanctions on the exchange of Bs. with foreign currency unless the exchange is made by officially designated methods. The exchange regulations do not apply to transactions with certain securities denominated in Bs. which can be swapped for securities denominated in another currency effectively resulting in a parallel market for the Bolivar.

Through 2006, the Company re-measured its Bolivar denominated transactions at the official exchange rate of Bs. 2,150/$. In 2007, based on new guidance from the American Institute of Certified Public Accountants (“AICPA”) International Practices Task Force (“IPTF”), the Company concluded that the parallel market rate was the most appropriate rate to use to re-measure Bolivar transactions. Accordingly, in 2007 the Company began to use the average rate received in the parallel market to re-measure Bolivar transactions and at December 31, 2007, used the parallel rate to translate Bolivar denominated monetary items. On January 1, 2008 the Venezuelan government modified the currency, fixing the official exchange rate at Bs. 2.15 to US $1.00.  In January 2010, the rate was adjusted to Bs. 4.3 to US$1.00 for most goods and services and Bs. 2.6 to US1.00 for certain priority items such as basic foods and medicines.  In late 2009, the Venezuelan economy was determined to be highly inflationary. After consideration of the recent events with respect to the Venezuelan currency and economy, the Company continues to believe that it is most appropriate to use the parallel rate to re-measure transactions and to translate Bs. denominated monetary items.

Stock Based Compensation. The Company uses the fair value method of accounting for stock options. The fair value of options granted to employees is computed using the Black-Scholes method as described in Note 11 and is expensed over the vesting period of the option. For non-employees, the fair value of stock based compensation is recorded as an expense over the vesting period or, if earlier, upon completion of performance. Consideration paid for shares on exercise of share options, in addition to the fair value attributable to stock options granted, is credited to capital stock. Fair value of restricted stock issued as compensation is based on the grant date market value and expensed over the vesting period. The Company also maintains the Gold Reserve Director and Employee Retention Plan. Units granted under the plan become fully vested and payable upon a change of control. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.

Income Taxes. The Company uses the liability method of accounting for income taxes. Future tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and those amounts reported in the financial statements. The future tax assets or liabilities are calculated using the substantively enacted tax rates expected to apply in the periods in which the differences are expected to be settled. Future tax assets are recognized to the extent that they are considered more likely than not to be realized.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Measurement Uncertainty. Any operations we may have are subject to the effects of changes in legal, tax and regulatory regimes, political, labor and economic developments, social and political unrest, currency and exchange controls,  import/export restrictions and government bureaucracy in the countries in which we operate. Subsequent to the expropriation and the resulting loss of control and physical access to the Brisas project, we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. The realizable value of the remaining processing and related equipment may be different than management’s current estimate. See Note 3 and Note 15. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

Net Loss Per Share. Net loss per share is computed by dividing net loss by the combined weighted average number of Class A and B common shares outstanding during each year, which is reduced by the common shares owned by Great Basin and MGC Ventures. In periods in which a loss is incurred, the effect of potential issuances of shares under options and convertible notes would be anti-dilutive, and therefore basic and diluted losses per share are the same.

Asset Retirement Obligations.  The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the same period as the underlying asset.

Convertible Notes. Convertible notes are initially recorded at fair value and subsequently measured at amortized cost. The fair value is allocated between the equity and debt component parts based on their respective fair values at the time of issuance and recorded net of transaction costs. The equity portion of the notes is estimated using the residual value method. The fair value of the debt component is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes, with the resulting charge recorded as interest expense. Interest expense allocable to the qualifying cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Comprehensive Income. Comprehensive income includes net income or loss and other comprehensive income. Other comprehensive income may include unrealized gains and losses on available-for-sale securities, gains and losses on certain derivative instruments and foreign currency gains and losses from self sustaining foreign operations. The Company presents comprehensive income and its components in the consolidated statements of comprehensive loss.

        Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued expenses and convertible notes. Cash and cash equivalents are classified as held for trading and any changes in fair value are charged to the statement of operations. Marketable equity securities are classified as available for sale with any unrealized gain or loss recorded in other comprehensive income. Marketable debt securities are classified as held-to-maturity and are measured at amortized cost using the effective interest rate method. Other financial liabilities are accounted for at cost or amortized cost.

2.      Restatement and New Accounting Policies:

The Company restated its 2007 financial statements upon the adoption of EIC 172, Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income. This abstract provides guidance on whether the tax benefit of tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale securities, should be recognized in net income or in other comprehensive income. Upon adoption effective September 30, 2008, EIC 172 was applied retrospectively with restatement of prior periods from January 1, 2007 resulting in a reclassification of $485,109 from the January 1, 2007 opening balance of accumulated other comprehensive income to accumulated deficit. Additionally, $431,725, or $0.01 per share, of income tax benefit was reclassified from other comprehensive loss to net loss for the year ended December 31, 2007.

New Accounting Policies:

CICA Section 3064, Goodwill and Intangible Assets. This Section establishes standards for the recognition, measurement, presentation and disclosure of goodwill and intangible assets. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s financial statements.

EIC 173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities. This abstract provides guidance on taking into account the credit risk of an entity and counterparty in determining the fair value of financial assets and financial liabilities, including derivative instruments, for presentation and disclosure purposes. The adoption of this standard effective January 1, 2009 did not have a material impact on the Company’s financial statements.

EIC 174, Mining Exploration Costs. This abstract provides guidance on when exploration costs related to mining properties may be capitalized and when an impairment assessment of previously capitalized exploration costs should be made. This abstract was effective for financial statements issued after March 27, 2009 and did not have a material impact on the Company’s financial statements.

Future Accounting Policies:

CICA Section 1582, Business Combinations. This Section replaces Section 1581 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2011. The Company is currently evaluating the impact of this Section on its financial statements.

CICA Section 1601, Consolidated Financial Statements. This section establishes standards for the preparation of consolidated financial statements and applies to financial reporting periods beginning on or after January 1, 2011. The Company is currently evaluating the impact of this Section on its financial statements.

CICA Section 1602, Non-Controlling Interests. This section establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination and applies to financial reporting periods beginning on or after January 1, 2011. The Company is currently evaluating the impact of this Section on its financial statements.

3.      Expropriation of Brisas Project by Venezuelan Government and Arbitration:

The Brisas Project has been expropriated by the Venezuelan government, and we no longer have control or physical access to the project.  As a result, we no longer report mineral reserves for Brisas, and we have discontinued the development of our Venezuelan properties, including Brisas and Choco 5 (which was a grass-roots exploration property also located in the State of Bolivar). On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”). In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).

In evident retaliation, Venezuelan government personnel arrived at the Brisas Project camp site on October 26, 2009, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently, on November 4, 2009, the Venezuelan government notified the Company through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel the Company’s underlying hard rock concession.

The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  Our current arbitration efforts consist of engaging and assisting technical, legal, and financial experts, preparing for the initial meeting with the Respondent and the three member arbitration tribunal and developing and filing our initial pleadings, the filing of which is expected to occur in 2010.

As a result of the expropriation of the Brisas Project by the Venezuelan government and our loss of control and physical access to the project, we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million.

The Canada-Venezuela Treaty requires as a precondition to bringing an arbitration claim under the Treaty that an investor and any enterprise the investor owns directly or indirectly that has suffered losses that form the basis of a claim by the investor to "waive[ ]  its right to initiate or continue any other proceedings in relation to the measure that is alleged to be in breach of  [the Treaty]  before the courts or tribunals of the Contracting Party concerned or in a dispute settlement procedure of any kind."  As a result, the Company and its relevant subsidiaries waived their right to commence or continue with other legal or administrative challenges to the conduct that forms the basis of the ICSID claim, including the revocation of the Authorization to Affect and the denial of the extension of the Brisas Alluvial and El Pauji Concessions.

4.      Cash and Cash Equivalents:

          2009                      2008

Bank deposits                                                                                                                      $ 53,900,646        $ 85,925,019

Money market funds                                                                                                               7,062,167             5,625,148

Total                                                                                                                                      $ 60,962,813        $ 91,550,167

The above amounts exclude restricted cash of approximately $9.5 million and $17.5 million in 2009 and 2008 respectively. See Note 15, Commitments. At December 31, 2009 and 2008, the Company had approximately $59,000 and $205,000 respectively, in Venezuela and banks outside Canada and the U.S.

5.      Marketable Debt Securities:

                 2009                           2008

Amortized cost                                                                                                                 $ 10,175,020                       $ –

The Company’s marketable debt securities are classified as held-to-maturity and are measured at amortized cost using the effective interest rate method.

6.      Marketable Equity Securities:

                 2009                           2008

Fair value at beginning of year                                                                                         $ 1,342,760                  $ 4,987,511

Acquisitions                                                                                                                            2,135,293                    3,262,239

Dispositions, at cost                                                                                                            (2,102,548)                 (4,709,874)

Realized (gain) loss on sale                                                                                                 (2,274,848)                      243,053

Unrealized gain (loss)                                                                                                            1,498,168                  (2,440,169)

Fair value at end of year                                                                                                    $    598,825                $ 1,342,760

The Company’s marketable equity securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. As of December 31, 2009 and 2008 marketable equity securities had a cost basis of $876,049 and $843,305, respectively.

7.      Financial Instruments:

The fair values as at December 31, 2009 and 2008 along with the carrying amounts shown on the consolidated balance sheets for each classification of financial instrument are as follows:

                                                                                                      December 31, 2009                                         December 31, 2008

  Carrying                      Fair                      Carrying                       Fair

                                                        Classification                  Amount                   Value                       Amount                   Value

Cash and cash equivalents                  held for trading         $ 60,962,813       $ 60,962,813               $ 91,550,167       $ 91,550,167

Restricted cash                                    held for trading             9,489,777            9,489,777                  17,509,672          17,509,672

Marketable debt securities                  held to maturity          10,175,020          10,208,950                                  –                         –

Marketable equity securities              available for sale               598,825               598,825                   1,342,760            1,342,760

Deposits advances and other              held to maturity               566,483               566,483                   1,123,002            1,123,002

Derivative liability                               held for trading                          –                          –                    1,442,635            1,442,635

A/P and accruals                    other financial liabilities            3,790,003            3,790,003                     6,692,073            6,692,073

Accrued interest                     other financial liabilities               234,550               234,550                       236,848               236,848

Convertible notes                   other financial liabilities          93,693,168          69,085,575                  91,829,699          37,723,480

Fair value estimates for marketable securities are made at the balance sheet date by reference to published price quotations in active markets. At December 31, 2009 and 2008, the fair value of the convertible notes was estimated using an indicative valuation based on recent market information.

CICA 3862 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities, Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability and Level 3 inputs are unobservable inputs for the asset or liability that reflect the entity’s own assumptions.

                                                                                           Fair value

                                                                                  December 31, 2009           Level 1                Level 2                Level 3

Cash and cash equivalents                                              $ 60,962,813           $ 60,962,813

Marketable equity securities                                                  598,825                  598,825                          –                      –

Restricted cash                                                                    9,489,777                9,489,777

                                                                                           Fair value

                                                                                  December 31, 2008           Level 1                Level 2                Level 3

Cash and cash equivalents                                              $ 91,550,167           $ 91,550,167

Marketable equity securities                                               1,342,760               1,342,760                          –                      –

Restricted cash                                                                    9,489,777                9,489,777

Derivative liabilities                                                             1,442,635                              –           1,442,635                      –

The Company is exposed to various risks including credit risk, liquidity risk, currency risk and interest rate risk as described below:

a)               Credit risk is the risk that a counter party will fail to meet its obligations to the Company. The Company’s primary exposure to credit risk is through its cash and cash equivalents, restricted cash and marketable debt securities balances. The Company diversifies its cash holdings into major Canadian and U.S. financial institutions and corporations.

b)              Liquidity risk is the risk that an entity will encounter difficulty in meeting its obligations associated with its financial liabilities. The Company manages this risk by maintaining adequate cash balances through equity and debt offerings to meet its current and foreseeable obligations. The following table presents the Company’s payments due on accounts payable and accrued expenses and its undiscounted interest and principal payments due on its convertible notes, based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

                                                                                 Payments due by Period

                                                                                               Less than                                                                        More Than

                                            Total                       1 Year                     1-3 Years               4-5 Years            5 Years

A/P and accruals         $     3,790,003         $     3,790,003                              –                              –                        –

Interest                                         14,072,988                5,629,195             $ 8,443,793                              –                        –

Principal                        102,349,000                              –            102,349,000                              –                        –

Total                           $ 120,211,991           $   9,419,198         $ 110,792,793                              –                        –

c)               The Company is subject to currency risk mainly due to its operations in Venezuela. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash, value added tax and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net loss from the translation of foreign currency denominated financial instruments, as at December 31, 2009 and 2008, by the amounts shown below.

                                                                                                2009                        2008

Venezuelan Bolívar                                                                   $ 60,766                  $ 69,684

Canadian Dollar                                                                    (10,894)                  (67,540)

Total                                                                                    $ 49,872                  $   2,144

The Company limits the amount of currency held in non-U.S dollar accounts, but does not actively use derivative instruments to limit its exposure to fluctuations in foreign currency rates.

d)              The Company is subject to the risk that changes in market interest rates will cause fluctuations in the fair values of its financial instruments. Cash and cash equivalents earn floating market rates of interest. Other current financial assets and liabilities are generally not exposed to this risk because of their immediate or short-term maturity. The interest rate on the Company’s convertible notes is fixed and therefore the interest payments are not subject to changes in market rates of interest.

8.      Capital Management:

The capital structure of the Company consists of common shares and equity units, convertible notes, stock options, accumulated deficit, accumulated other comprehensive income and KSOP debt. The Company’s objectives when managing its capital are to:

a)       maintain sufficient liquidity in order to meet financial obligations including the costs of developing mining projects and servicing debt;

b)       safeguard the Company’s assets and its ability to continue as a going concern and

c)       maintain a capital structure that provides the flexibility to access additional sources of capital with minimal dilution to existing shareholders.

The Company manages its capital consistent with the objectives stated above and makes adjustments to its capital structure based on economic conditions and the risk characteristics of the underlying assets. The Company is in compliance with the covenants of its convertible notes. There were no changes to the Company’s capital management during 2009.

9.      Property, Plant and Equipment:

                                                                                                                                              Accumulated

                                    Cost                  Depreciation                                 Net

2009

United States

Machinery and equipment deposits                                     $     37,491,372                $                                 $     37,491,372

Furniture and office equipment                                                         506,007                        (399,737)                       106,270

Leasehold improvements                                                                      41,190                         (37,022)                           4,168

                                                                                                    $     38,038,569                $     (436,759)           $     37,601,810

Venezuela

Buildings                                                                                               403,286                        (254,200)                        149,086

Furniture and office equipment                                                         482,562                        (439,028)                          43,534

Transportation equipment                                                                 480,198                        (361,907)                        118,291

Machinery and equipment                                                                 497,808                        (288,427)                        209,381

                                                                                                             1,863,854                    (1,343,562)                        520,292

Total                                                                                          $     39,902,423                $  (1,780,321)            $     38,122,102

2008

United States

Furniture and office equipment                                            $           485,036                $     (355,924)           $           129,112

Leasehold improvements                                                                      35,633                         (35,633)                                  –

                                                                                                    $          520,669                $     (391,557)           $           129,112

Venezuela

Property and mineral rights                                                   $     11,252,335                                                    $     11,252,335

Capitalized exploration and development costs                        84,267,573                                                           84,267,573

Capitalized interest                                                                         31,487,930                                                           31,487,930

Machinery and equipment deposits                                            47,081,189                                                           47,081,189

Buildings                                                                                               756,282                        (368,600)                        387,682

Furniture and office equipment                                                         602,476                        (519,883)                          82,593

Transportation equipment                                                                  636,187                        (425,685)                       210,502

Machinery and equipment                                                                 557,561                        (323,999)                        233,562

                                                                                                         176,641,533                    (1,638,167)                  175,003,366

Total                                                                                          $   177,162,202                $  (2,029,724)            $    175,132,478

Machinery and equipment deposits include amounts paid for infrastructure and milling equipment either in the manufacturing stage or being stored by the manufacturer.

10.    KSOP Plan:

The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts is at the discretion of the Company’s board of directors, subject to certain limitations. The value of the shares allocated is recorded in the statement of operations with a reduction of the KSOP debt account. The Company allocated shares or made cash contributions to eligible participants for the Plan years 2009, 2008 and 2007 valued at $57,292, $269,679, and $387,780, respectively. As of December 31, 2009, 22,246 common shares remain unallocated to plan participants.

11.    Stock Based Compensation:

The Company has two equity incentive plans; the 1997 Equity Incentive Plan (last amended in March 2006 and last re-approved by the shareholders in June 2009, the “1997 Plan”) and the 2008 Venezuelan Equity Incentive Plan (approved by the shareholders in June 2008, the “Venezuelan Plan”). Both plans permit the grants of stock options, stock appreciation rights and restricted stock, or any combination thereof, and each shall be 10% of the Company’s outstanding shares, from time to time.  The grants will be for terms up to 10 years with vesting periods ranging from immediate to up to 3 years. As of December 31, 2009, there were a total of 42 participants in the plans.

Insiders (officers and directors) of the Company and its subsidiaries are not eligible to participate in the Venezuelan Plan. Subsequent to shareholder approval in June 2008, 1,056,947 options previously granted to Venezuelan employees and consultants under the 1997 Plan were transferred to the Venezuelan Plan. The 1997 Plan remains available for all insiders, employees and consultants of the Company.

Combined share option transactions for the years ended December 31, 2009, 2008 and 2007 are as follows:

                   2009                            2008                         2007

                                                                                       Weighted                                Weighted                       Weighted

                                                                                        Average                                 Average                          Average

                                                                                         Exercise                                 Exercise                         Exercise

                                                                Shares               Price               Shares              Price            Shares         Price

Options outstanding at

    beginning of year                           5,007,931          $ 3.18        4,445,139          $ 4.14          2,662,716          $ 3.36

Options exercised                                  (24,442)            0.29          (162,133)            1.91           (228,577)            1.56

Options expired                                   (875,004)            4.28          (494,427)            4.37             (25,000)            0.82

Options forfeited                                   (82,667)            4.44            (84,000)            4.72             (45,000)            2.97

Options granted                                    547,500             0.73        1,303,352              0.29         2,081,000             4.79

Options outstanding at

end of year                                         4,573,318          $ 2.67         5,007,931          $ 3.18          4,445,139          $ 4.14

Options exercisable

    at end of year                                3,591,362          $ 3.25         3,792,324          $ 3.70           3,054,857         $  3.91

Options available for

    grant at end of year

    under 1997 plan                            2,045,790                              1,793,750                              1,169,464

Options available for

    grant at end of year

    under Venezuelan plan                5,019,938                              4,722,177                                           –

                                                                                            Price                                   Price                                   Price

                                                                                          Range                                 Range                                 Range

Exercise price at end of year                                $ 0.29 - $ 5.36                      $ 0.29 - $ 5.36                      $ 0.72 - $ 5.45

Exercise price of exercisable options                  $ 0.29 - $ 5.36                      $ 0.29 - $ 5.36                      $ 0.72 - $ 5.45

The following table relates to stock options at December 31, 2009

                                                                                                                                                                          Weighted Average

                                                                                 Weighted                   Weighted                                         Exercise Price

Price                                        Number           Average Remaining         Average               Number              of Exercisable

Range                                 Outstanding          Contractual Life        Exercise Price         Exercisable              Options

$0.29 - $0.29                      1,278,910                        3.93                         $0.29                      844,454                   $0.29

$0.73 - $1.89                         974,000                        2.75                         $1.24                      426,500                   $1.89

$3.69 - $4.19                         726,000                        1.68                         $4.09                      726,000                   $4.09

$4.22 - $4.62                         416,500                        1.62                         $4.49                      416,500                   $4.49

$4.83 - $4.83                         898,908                        0.88                         $4.83                      898,908                   $4.83

$5.07 - $5.36                         279,000                        1.91                         $5.19                      279,000                   $5.19

$0.29 - $5.36                      4,573,318                        2.39                         $2.67                   3,591,362                   $3.25

The Company recorded compensation expense of $590,180, $1,958,470, and $4,724,120, for stock options granted during 2009, 2008 and 2007, respectively.  The fair value of the options granted was calculated using the Black-Scholes model based on the following assumptions:

                                                                                                           2009                   2008                       2007

Weighted average risk free interest rate                                   1.46%                1.55%                      3.09%

Expected life                                                                            4.6 years            4.5 years             2.29 years

Expected volatility                                                                       120%                    92%                        81%

Dividend yield                                                                                  nil                        nil                            nil

In addition to the equity incentive plans, the Company also maintains the Gold Reserve Director and Employee Retention Plan.  Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas Project or in the event of a change of control.  Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  As of December 31, 2009, an aggregate of 1,732,500 unvested Units have been granted to directors and executive officers of the Company and 315,000 Units have been granted to other employees.  The value of these units, based on the grant date value of the Class A shares, was approximately $8.9 million.

12.    Related Party Transactions:

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. The Company owned 12,062,953 common shares of MGC Ventures at December 31, 2009 and 2008, which represented 44% of its outstanding shares. The Company believes it has control over MGC Ventures due to the combined shareholdings of the Company and its officers and directors. MGC Ventures owned 258,083 common shares of the Company at December 31, 2009 and 2008.  In addition, MGC Ventures owned 280,000 common shares of Great Basin at December 31, 2009 and 2008. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. The Company owned 15,661,595 common shares of Great Basin at December 31, 2009 and 2008, which represented 45% of its outstanding shares. The Company believes it has control over Great Basin due to the combined shareholdings of the Company and its officers and directors. Great Basin owned 491,192 common shares of the Company at December 31, 2009 and 2008. Great Basin also owned 170,800 common shares of MGC Ventures at December 31, 2009 and 2008. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

13.    Income Tax:

                                                                                                           2009               2008                   2007

Current income tax expense (benefit)                                $  (27,496)          $   (9,969)        $ 458,573

Future income tax expense (benefit)                                      169,815             747,019          (431,725)

                                                                                                 $  142,319          $ 737,050         $   26,848

Income tax expense differs from the amount that would result from applying Canadian tax rates to net loss before taxes. These differences result from the items noted below:

                                                                                                           2009                   2008                   2007

Income tax benefit based on Canadian tax rates        $ (48,765,715)       $ (5,601,776)    $ (4,063,993)

Increase (decrease) due to:

  Different tax rates on foreign subsidiaries                      (5,333,076)           (544,744)                       –

  Non-deductible expenses                                                       509,749          1,461,477          2,302,523

  Change in valuation allowance and other                       53,731,361          5,422,093          1,788,318

                                                                                             $       142,319      $     737,050      $       26,848

No current income tax benefit has been recorded by the parent company for the three years ended December 31, 2009. The Company’s Venezuelan subsidiaries are not subject to Venezuelan income tax during the development stage and accordingly have not paid or accrued any income tax during the three years ended December 31, 2009. Current income tax is related to two of the Company’s U.S. subsidiaries which earned taxable income in 2007.  Future income tax relates to unrealized gains and losses on available-for-sale securities.

The Company has recorded a valuation allowance to reflect the estimated amount of the future tax assets which may not be realized, principally due to the uncertainty of utilization of net operating losses and other carry forwards prior to expiration. The valuation allowance for future tax assets may be reduced in the near term if the Company’s estimate of future taxable income changes. The components of the Canadian and U.S. future income tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

                       Future Tax Asset

           2009                                 2008

Accounts payable and accrued expenses                                                             $         153,649                $       214,995

Property, plant and equipment                                                                                           (11,914)                         (13,635)

Total temporary differences                                                                                                141,735                         201,360

Net operating loss carry forward                                                                                   26,049,292                   18,953,227

Capital loss carry forward                                                                                                              –                           82,638

Alternative minimum tax credit                                                                                             19,871                           19,871

Total temporary differences, operating losses

   and tax credit carry forwards                                                                                      26,210,898                    19,257,096

Valuation allowance                                                                                                      (26,210,898)                 (19,257,096)

Net deferred tax asset                                                                                               $                    –               $                  –

At December 31, 2009, the Company had the following U.S. and Canadian tax loss carry forwards and tax credits:

                U.S.           Canadian          Expires

Regular tax net operating loss:                                                                     $       341,750          1,085,358             2010

                                                                                                                                     645,622                          –             2011

                                                                                                                                  1,424,144                          –             2012

                                                                                                                                                  –          1,650,702             2014

                                                                                                                                                  –          2,057,405             2015

                                                                                                                                  1,386,674                          –             2018

                                                                                                                                  1,621,230                          –             2019

                                                                                                                                     665,664                          –             2020

                                                                                                                                     896,833                          –             2021

                                                                                                                                  1,435,774                          –             2022

                                                                                                                                  1,806,275                          –             2023

                                                                                                                                  2,386,407                          –             2024

                                                                                                                                  3,680,288                          –             2025

                                                                                                                                  4,622,825            2,498,166             2026

                                                                                                                                  6,033,603            4,636,270             2027

                                                                                                                                  4,360,823          17,469,154             2028

                                                                                                                                  1,770,593          18,169,143             2029

                                                                                                                            $  33,078,505       $ 47,566,198

Alternative minimum tax net operating loss:                                              $       304,472                           –             2010

                                                                                                                                     618,845                          –             2011

                                                                                                                                  1,399,529                          –             2012

                                                                                                                             $  2,322,846                          –

14.    Segmented Financial Information:

The Company has one operating segment, which is the exploration and development of mineral properties. Segmented financial information by geographic region is as follows:

                                                                                                                    U.S./Canada             Venezuela             Consolidated

2009

Other income                                                                                        $       3,165,736    $                     –        $       3,165,736

Depreciation                                                                                                       46,774                167,128                     213,902

Extraordinary loss                                                                                                     –           150,726,472             150,726,472

Net loss after tax                                                                                 $       8,028,733     $   157,421,095        $   165,449,828

Identifiable assets

Property, plant and equipment, net                                                 $     37,601,810    $           520,292        $     38,122,102

General corporate assets                                                                          81,428,089                 364,829               81,792,918

Total identifiable assets                                                                     $   119,029,899    $           885,121        $   119,915,020

2008

Other income                                                                                        $       2,444,772    $                     –        $       2,444,772

Depreciation                                                                                                       50,053                 174,018                   224,071

Net loss after tax                                                                                 $     15,075,179    $         4,650,942        $     19,726,121

Identifiable assets

Property, plant and equipment, net                                                  $           129,112    $   175,003,366        $   175,132,478

General corporate assets                                                                         110,951,216              1,530,820             112,482,036

Total identifiable assets                                                                     $   111,080,328    $   176,534,186         $   287,614,514

2007 (restated, Note 2)

Other income                                                                                        $       6,499,084    $                     –        $       6,499,084

Depreciation                                                                                                        39,447               139,664                    179,111

Net loss after tax                                                                                 $       7,222,819    $       4,756,949         $     11,979,768

Identifiable assets

Property, plant and equipment, net                                                 $           150,693     $   128,473,977        $   128,624,670

General corporate assets                                                                         151,750,970              1,523,263             153,274,233

Total identifiable assets                                                                     $   151,901,663        $ 129,997,240       $   281,898,903

Net loss and identifiable assets of each segment are those that are directly identified with those geographic locations.

15.    Commitments:

In mid 2007, the Company commenced procurement efforts and placed orders totaling approximately $125 million for the gyratory crusher, pebble crushers, SAG and ball mills, mill motors, and other equipment for the Brisas Project. Since the revocation of the Authorization to Affect the Company, in the fourth quarter of 2008 and the third quarter of 2009, sold certain equipment (one SAG mill, two ball mills (35,000 tonne per day through-put) and related motors as well as mobile equipment) originally costing approximately $53.1 million. The Company recovered approximately $26.5 million of progress payments and the purchaser assumed the Company's remaining payment obligations of approximately $21.9 million resulting in a combined loss on sale of equipment of approximately $4.7 million. As of December 31, 2009, the Company has equipment commitments totaling $62.9 million and has made payments on these orders of $51.9 million. Payments on the remaining commitments of $11.0 million are due within one year. In connection with a portion of these commitments, the Company opened an irrevocable standby letter of credit with a Canadian chartered bank providing security on the performance of obligations.  As of December 31, 2009 and 2008, the Company had restricted cash of $9.5 million and $17.5 million, respectively as required by this letter of credit.  The $8.0 million reduction of restricted cash during 2009 was the result of $5.2 million of payments on the Company’s obligations and a $2.8 million refund of collateral related to the cancellation of a portion of the equipment.

16.    Shareholder Rights Plan:

The Company instituted a shareholder rights plan (the “Rights Plan”) in 1999. Since the original approval by the shareholders, the Rights Plan and the Rights Plan agreement have been amended and continued from time to time. In June 2009, the shareholders approved certain amendments to the Rights Plan including continuing the Shareholder Rights Plan until June 30, 2012. In December 2008, the Company’s Board of Directors amended the Rights Plan by extending the definition of “Permitted Bid” to include a bid by an entity which has confidential information about the Company that has executed a confidentiality and standstill agreement within three months prior to the commencement of the bid. The Rights Plan is intended to give adequate time for shareholders of the Company to properly assess the merits of a take-over bid without pressure and to allow competing bids to emerge. The Rights Plan is designed to give the Board of Director’s time to consider alternatives to allow shareholders to receive full and fair value for their common shares. One right is issued in respect of each outstanding share. The rights become exercisable only when a person, including any party related to it or acting jointly with it, acquires or announces its intention to acquire 20% or more of the Company’s outstanding shares without complying with the “permitted bid” provisions of the Rights Plan. Each right would, on exercise, entitle the holder, other than the acquiring person and related persons, to purchase Class A common shares of the Company at a 50% discount to the market price at the time.

17.    Common Shares and Equity Units:

During 2009, the Company issued 24,442 shares at an average price of $0.29 per share upon exercise of stock options and 551,500 shares at an average price of $0.71 per share as compensation.

During 2008, the Company issued 162,133 shares at an average price of $1.91 per share upon exercise of stock options and 1,311,125 shares at an average price of $2.06 per share as compensation. In addition, 584,863 equity units were converted to Class A common shares.

In May 2007, the Company closed a public offering of 13,762,300 Class A common shares of the Company, representing aggregate net proceeds to the Company of approximately $74 million. In addition to the shares issued in the public offering, the Company issued 223,442 shares for $333,966 upon exercise of stock options, 100,000 shares valued at $497,600 were issued to the KSOP and 394,000 shares valued at $1,818,012 were issued as compensation to employees or remuneration for services from consultants.

18.    Convertible Notes:

In May 2007, the Company issued $103,500,000 aggregate principal amount of its 5.50% senior subordinated convertible notes. The notes are unsecured, bear interest at a rate of 5.50% annually, pay interest semi-annually in arrears and are due on June 15, 2022.  The notes are convertible into Class A common shares of the Company at the initial conversion rate, subject to adjustment, of 132.626 shares per $1,000 principal amount (equivalent to a conversion price of $7.54). Upon conversion, the Company will have the option, unless there has occurred and is then continuing an event of default under the Company’s indenture, to deliver common shares, cash or a combination of common shares and cash for the notes surrendered.

At December 31, 2008, the Company revised its estimate of the expected life of the notes to June 15, 2012, the date of the one-time option of the note holders to require the Company to repurchase the notes either in cash or through the issuance of stock at the Company’s choice, and adjusted the carrying value accordingly. Management considered a number of factors in its evaluation including general market conditions resulting from the credit crisis which occurred during the fourth quarter, the current stock price compared to the stock price at the date of the issuance of the debt, the current trading value of the debt and the relative small number of note holders controlling an estimated 80% of the total outstanding. After consideration of these factors, management concluded that the expected life of the notes should be changed because it appeared more than likely that the note holders would exercise their option to require the Company to repurchase the notes on June 15, 2012. All other terms and conditions set forth in the notes remain unchanged. The adjusted carrying value was calculated by computing the present value of the estimated future interest and principal payments at the original effective interest rate.  As a result of this change, the carrying value of the notes increased by approximately $20.5 million with a corresponding increase in capitalized interest and accretion.

The note holders have the option to require the Company to repurchase the notes on June 15, 2012, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The Company may elect to satisfy its obligation to pay the repurchase price, in whole or in part, by delivering Common Shares. In the event of a change of control of the Company, the Company may be required to offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest unless there has occurred and is continuing certain events of default under the Company’s indenture.

At any time on or after June 16, 2010, and until June 15, 2012, the Company may redeem the notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest if the closing sale price of the Common Shares is equal to or greater than 150% of the conversion price then in effect and the closing price for the Company’s Class A common shares has remained above that price for at least 20 trading days in the period of 30 trading days preceding the Company’s notice of redemption. Beginning on June 16, 2012, the Company may, at its option, redeem all or part of the notes for cash at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

  Canadian accounting standards require the Company to allocate the notes between their equity and debt component parts based on their respective fair values at the time of issuance. The liability component was computed by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. The equity portion of the notes was estimated using the residual value method at approximately $29 million, net of issuance costs. The fair value of the debt component is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes, with the resulting charge recorded as interest expense. The expected life of the notes is an estimate and is subject to change, if warranted by facts and circumstances related to the potential early redemption of the notes by either the Company or the holders.  Interest and accretion expense allocable to the qualifying cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. The Company capitalized interest and accretion on the notes until October 21, 2009, the date of the arbitration filing related to Brisas. Subsequent to the arbitration filing, all interest and accretion on the notes has been expensed. The Company recorded interest and accretion totaling $8.4 million and $27.3 million, during 2009 and 2008, respectively.

As of December 31, 2009, convertible notes with a face value of $1,151,000 had been settled in cash or repurchased by the Company at a total cost of approximately $451,000.  At December 31, 2009 and 2008, the fair value of the convertible notes was estimated to be $69.1 million and $37.7 million, respectively, based on recent market information.

19.    Takeover defense and Litigation:

On December 15, 2008, Rusoro Mining Ltd. (“Rusoro”) commenced an unsolicited offer to acquire all of the outstanding shares and equity units of the Company in consideration for three shares of Rusoro for each Company share or equity unit. On December 16, 2008, the Company filed an action in the Ontario Superior Court of Justice against Rusoro and Rusoro’s financial advisor Endeavour Financial International Corporation (“Endeavour”) seeking an injunction restraining Rusoro and Endeavour from proceeding with Rusoro’s unsolicited offer, significant monetary damages, and various other items. Endeavour was the Company’s financial advisor from 2004 until shortly after the commencement of Rusoro’s offer.

On February 10, 2009, the Ontario Superior Court of Justice granted an interlocutory injunction restraining Rusoro from proceeding with any hostile takeover bid to acquire the shares of the Company until the conclusion and disposition at trial of the action commenced by the Company. The injunction was granted by the Court following a motion by the Company on the basis that Rusoro had access to or benefited from the use of the Company’s confidential information as a result of Rusoro’s relationship with Endeavour. The Court also issued an interlocutory injunction restraining Endeavour from having any involvement with a hostile takeover bid for the Company. The Court further required that Rusoro, Endeavour and their agents return to the Company both all the confidential information of the Company and also anything produced from that confidential information and pay the court costs. Following the issuance of the interlocutory injunctions, Rusoro withdrew its unsolicited offer to acquire the outstanding shares and equity units of the Company.

On February 15, 2009, Rusoro and Endeavour both served a motion with the Ontario Superior Court of Justice seeking permission to appeal to the Divisional Court the February 10, 2009 order that was granted against them. The Company opposed these motions which were heard in Toronto on April 2, 2009. On April 6, 2009 the permission to appeal was denied.  The legal action commenced December 16, 2008 by the Company, claiming monetary damages, is ongoing. Rusoro has filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction. Endeavour has filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer.

Costs associated with the takeover defense and litigation amounted to $2.0 million and $5.4 million in 2009 and 2008, respectively.  A portion of these costs relate to contracts considered to be derivative instruments or to contain embedded derivatives because the amounts payable are linked to the Company’s share price and accordingly they are accounted for at fair value with unrealized gains and losses recorded in income until completion of the terms of the contracts. At December 31, 2009, the value of the contracts has been determined and the contracts are no longer accounted for as derivatives.

20.    Differences Between Canadian and U.S. GAAP:

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, which differ in certain respects from GAAP in the United States. The effect of the principal measurement differences between U.S. and Canadian GAAP are summarized below.

Consolidated Summarized Balance Sheets

                          Canadian GAAP                      Change                           U.S. GAAP

2009

Assets

Current assets                                                                   $       72,303,141          $                           –                 $     72,303,141

Property, plant and equipment, net C,D,E                               38,122,102                                       –                       38,122,102

Other assets                                                                                  9,489,777                                       –                         9,489,777

                                                                                             $     119,915,020          $                           –                $   119,915,020

Liabilities

Convertible notes D                                                          $       93,693,168          $             6,048,554                $     99,741,722

Other liabilities                                                                             6,304,252                                      –                          6,304,252

                                                                                            $       99,997,420          $             6,048,554                $   106,045,974

Shareholders’ equity

Common shares & equity units B                                         247,905,231                      (5,698,031)                     242,207,200

Equity component of convertible notes D                            28,652,785                     (28,652,785)                                      –

Less, common shares & equity units

  held by affiliates                                                                         (636,267)                                      –                          (636,267)

Contributed surplus F                                                                                –                        5,171,603                      5,171,603

Stock options B                                                                          10,014,136                        4,434,753                       14,448,889

Accumulated deficit A,B,C,E                                                   (265,630,369)                    18,695,906                    (246,934,463)

Accumulated other comprehensive income A                          (277,225)                                     –                          (277,225)

KSOP debt                                                                                      (110,691)                                     –                          (110,691)

                                                                                                     19,917,600                        (6,048,554)                      13,869,046

                                                                                            $     119,915,020          $                           –                $   119,915,020

                          Canadian GAAP                      Change                           U.S. GAAP

2008

Assets

Current assets                                                                   $       94,015,929          $                          –                $     94,015,929

Property, plant and equipment, net C,D,E                             175,132,478                    (63,488,627)                     111,643,851

Other assets                                                                                18,466,107                                      –                       18,466,107

                                                                                            $      287,614,514          $        (63,488,627)                $   224,125,887

Liabilities

Convertible notes D                                                          $       91,829,699          $            7,931,563                $     99,761,262

Other liabilities                                                                           10,678,379                                      –                       10,678,379

                                                                                            $     102,508,078          $             7,931,563                $   110,439,641

Shareholders’ equity

Common shares & equity units B                                         247,501,272                      (5,698,031)                    241,803,241

Equity component of convertible notes D                            28,774,221                    (28,774,221)                                      –

Less, common shares & equity units

  held by affiliates                                                                         (636,267)                                    –                            (636,267)

Contributed surplus F                                                                                  –                     5,171,603                          5,171,603

Stock options B                                                                             9,428,802                      4,434,753                       13,863,555

Accumulated deficit A,B,C,E                                                   (100,180,541)                   (46,724,109)                  (146,904,650)

Accumulated other comprehensive income A                           329,640                           169,815                             499,455

KSOP debt                                                                                      (110,691)                                   –                            (110,691)

                                                                                                   185,106,436                    (71,420,190)                     113,686,246

                                                                                            $     287,614,514          $        (63,488,627)                $   224,125,887

Consolidated Summarized Statements of Operations

                                                                                                           2009                               2008                                       2007

Net Loss under Canadian GAAP                                  $   (165,449,828)         $        (19,726,121)                $    (11,979,768)

    Interest expense E                                                                     405,054                         (224,139)                        (1,416,347)

    Gain on settlement of debt  D                                                  (47,429)                            28,838

    Income tax  A                                                                              169,815                           747,019                            (431,725)

    Expropriation of assets                                                        64,892,575                                     –                                         –

Net loss under U.S. GAAP                                                   (100,029,813)                   (19,174,403)                     (13,827,840)

Other comprehensive income (loss)

Unrealized gain (loss) on available-

  for-sale securities: A

  Holding gain (loss) arising during period                          1,498,168                      (2,440,169)                        2,005,468

  Reclassification adjustment for (gain)
    loss included in net loss                                                   (2,274,848)                          243,053                        (1,334,604)

    Total comprehensive loss under

      U.S. GAAP                                                                  $   (100,806,493)         $        (21,371,519)               $    (13,156,976)

    Basic and diluted net loss per share

      under U.S. GAAP                                                                   $ (1.75)                              $ (0.34)                              $ (0.28)

Consolidated Summarized Statements of Cash Flows

                                                                                                           2009                           2008                                           2007

Cash flow used by operating activities

  under Canadian GAAP                                                $      (15,130,345)          $        (13,858,222)               $      (5,675,305)

  Cash paid for interest E                                                                 35,483                          (214,729)                       (1,267,851)

Cash flow used in operating activities

   under U.S. GAAP                                                         $      (15,094,862)         $        (14,072,951)               $      (6,943,156)

Cash flow (used) provided by investing

  activities under Canadian GAAP                               $      (15,048,843)         $          10,454,475                 $    (97,797,970)

  Cash paid for interest E                                                               (35,483)                          214,729                            1,267,851

Cash flow provided by (used in) investing

   activities under U.S. GAAP                                       $      (15,084,326)         $         10,669,204                  $    (96,530,119)

A    Effective September 30, 2008, the Company adopted EIC 172, which requires that the tax benefit of tax loss carryforwards recognized to offset unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale securities, be recognized in net income (loss).  EIC 172 was applied retrospectively with restatement of prior periods from January 1, 2007. Under US GAAP, the tax benefit is recorded in other comprehensive income.

B         For U.S. GAAP purposes, the Company adopted SFAS 123R (codified within ASC 718), “Accounting for Stock Based Compensation” effective January 1, 2006. SFAS 123R requires the use of the fair value method of accounting for stock based compensation. This standard is substantially consistent with the revised provisions of CICA 3870, which was adopted by the Company for Canadian GAAP effective January 1, 2004.  For U.S.GAAP, the Company applied the modified prospective method of adoption included in SFAS 123R which requires that the company expense the fair value of all unvested and new grants on a prospective basis beginning January 1, 2006. In 2005, for U.S. GAAP purposes, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No.25, “Accounting for Stock Issued to Employees.” Under Opinion No. 25, when the exercise price of certain stock options is amended, these options are accounted for as variable compensation from the date of the effective Repricing. Under this method, following the repricing date, compensation expense is recognized when the quoted market value of the Company’s common shares exceeds the amended exercise price. Should the quoted market value subsequently decrease, a recovery of a portion, or all of the previously recognized compensation expense will be recognized. The Company has not amended the exercise price of any stock options since 2001.

C      Under Canadian GAAP, the Company capitalizes mineral property exploration and development costs after proven and probable reserves have been established. The Company also capitalizes costs on properties where it has found non-reserve material that does not meet all the criteria required for classification as proven or probable reserves. Under U.S. GAAP, exploration and development costs incurred on properties where mineralization has not been classified as a proven and probable reserve under SEC rules are expensed as incurred. Costs incurred after mineral reserves have been established are commonly developmental in nature when they relate to constructing the infrastructure necessary to extract the reserves, preparing the mine for production, and are on this basis capitalized. Exploration costs are those typically associated with efforts to search for and establish mineral reserves, beyond those already found, and are expensed as incurred. Accordingly, certain costs are capitalized for Canadian GAAP purposes but expensed under U.S. GAAP. Due to the expropriation of the Brisas Project and the related write down of mineral property exploration and development costs, as of December 31, 2009, there were no differences in property, plant and equipment between Canadian and US GAAP.

D     In 2007, the company issued $103,500,000 aggregate principal amount of convertible notes. As described in Note 18, under Canadian GAAP these notes are allocated between their equity and debt component parts. The debt component is accreted to the face value of the notes with the resulting interest expense charged to operations.  Under U.S. GAAP, the notes are classified as a liability net of issuance costs and accreted to face value over the term ending on the first put date of the notes. As of December 31, 2009, an additional $22.6 million of accretion expense had been incurred for Canadian GAAP purposes over the amount incurred under U.S. GAAP.

E      Prior to the expropriation of the Brisas Project, the Company capitalized interest on its convertible notes on an interest avoidance basis. The amount capitalized during an accounting period is determined by applying an interest rate to the average amount of accumulated qualifying assets during the period. The Company’s qualifying assets include its costs of developing mining properties and constructing new facilities. The amount capitalized under U.S. GAAP differed from the amount capitalized under Canadian GAAP due to the difference in the amount of qualifying mineral property costs which have been accumulated under the two sets of accounting principles (See “C” above).  Subsequent to the expropriation of the Brisas Project, all capitalized interest was written off.

F      In 2003 and 2004, the Company completed equity offerings consisting of common shares and common share purchase warrants. For Canadian GAAP purposes the proceeds from the offerings were recorded as common shares. For U.S. GAAP purposes a value was assigned to the warrants and recorded as a separate element of stockholders’ equity. Warrants that expired unexercised were subsequently recorded as contributed surplus.

New Accounting Standards

SFAS 141R (codified within ASC 805), Business Combinations. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combination”. SFAS No. 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption of this standard effective January 1, 2009 did not materially impact our financial statements.

SFAS 160 (codified within ASC 810), Noncontrolling interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements”. The objective of this standard is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards related to noncontrolling or minority interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard effective January 1, 2009 did not materially impact our financial statements.

SFAS 161 (codified within ASC 815-10), Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 1610, “Disclosures about Derivative Instruments and Hedging Activities”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, including the objectives for using derivative instruments in terms of underlying risk and accounting designation, thereby improving the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Adoption of this standard effective January 1, 2009 did not materially impact our financial statements.

SFAS 165 (codified within ASC 855), Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This standard was adopted effective July 1, 2009 and did not have a material impact on the Company’s financial statements.

Additional Balance Sheet disclosure - U.S. GAAP

           2009                                       2008

Accounts payable                                                                                                        $   2,531,523                         $   7,276,859

Accrued expenses                                                                                                             1,258,480                                 857,849

Accounts payable and accrued expenses                                                                $   3,790,003                        $   8,134,708

Development Stage Enterprise

In August of 1992, the Company acquired the Brisas Project. Beginning in 1993, the Company decided to focus its efforts on the development of Brisas thereby meeting the definition of a development stage enterprise under Statement of Financial Accounting Standards No. 7 (FAS 7, codified within ASC 915), Accounting and Reporting by Development Stage Enterprises. The following additional information is required under FAS 7:

Consolidated Summarized Statements of Operations - U.S. GAAP

For the period from January 1, 1993 to December 31, 2009

Other income                                                                                                 $ (35,297,231)

Mineral property exploration and development                                           39,505,080

Expropriation of assets                                                                                    85,833,897

General & administrative expense                                                                  63,300,900

Other expense                                                                                                   87,666,989

Deficit accumulated during the development stage

  from January 1, 1993 to December 31, 2009                                              241,009,635

Accumulated deficit, December 31, 1992                                                        5,924,828

Accumulated deficit, December 31, 2009                                              $ 246,934,463

Consolidated Summarized Statements of Cash Flows - U.S. GAAP

For the period from January 1, 1993 to December 31, 2009

Cash used by operating activities                                                           $ (120,363,821)

Cash used by investing activities                                                               (121,896,434)

Cash provided by financing activities                                                        301,594,216

Net increase in cash and cash equivalents for the period

  from January 1, 1993 to December 31, 2009                                                59,333,961

Cash and cash equivalents at December 31, 1992                                        1,628,852

Cash and cash equivalents at December 31, 2009                                 $ 60,962,813

Additional Shareholders’ Equity disclosure - U.S. GAAP

For the period from January 1, 1993 to December 31, 2009

                                                                                                               Shares                                                                            Compre-

                                        Common Shares and Equity Units Issued     and units  Contrib-     Value       Value         Accum-       hensive

                                          Issue     Common      Equity                         held by       uted      assigned     assigned       ulated          income     KSOP

                                          Price       Shares         Units     Amount       affiliates    surplus  to options to warrants    Deficit          (loss)       debt

Balance, December 31, 1992                          8,875,862                              $  8,290,819       $ (70,944)                                                                                    $  (5,924,828)                           $ (50,000)

Stock issued for cash

  Private placement                               4.12     2,530,000                                 10,413,976

  Exercise of options                           1.34        300,000                                      401,000

  Exercise of warrants                          3.52             5,037                                         17,749

Stock issued for services                   3.89           12,552                                         48,851

Net loss                                                                                                                                                                                                                                                              (5,495,061)

Change in KSOP debt                                                                                                                                                                                                                                                                                            5,000

Reduction of shareholders’

equity due to change in

subsidiaries’ minority interest                                                                                 (25,050)

Balance, December 31, 1993                       11,723,451                                19,147,345          (70,944)                                                                                      (11,419,889)                              (45,000)

Stock issued for cash

  Private placement                               9.82     2,000,000                                 19,630,530

  Exercise of options                           2.32        295,967                                      687,494

  Exercise of warrants                          6.07     2,134,250                                12,962,750

Stock issued for services                   5.50             6,000                                         33,000

Stock issued to KSOP                        6.19           20,000                                      123,760

Stock issued for

  litigation settlement                          6.15     2,750,000                                16,912,500

Value attributed to warrants

  issued in litigation settlement                                                                              800,000

Net loss                                                                                                                                                                                                                                                          (26,297,415)

Increase in common stock

  held by affiliates                                                                                                                               (433,332)

Effect of change in accounting

  For investments                                                                                                                                                                                                                                                                            108,425

Decrease in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                       (29,408)

Change in KSOP debt                                                                                                                                                                                                                                                                                     (103,760)

Reduction of shareholders’

equity due to change in

subsidiaries’ minority interest                                                                              (843,986)

Balance, December 31, 1994                       18,929,668                                69,453,393        (504,276)                                                                                      (37,717,304)            79,017   (148,760)

Stock issued for cash

  Exercise of options                           2.74        167,835                                       460,162

Stock issued to KSOP                        5.60           50,000                                      280,195

Stock issued for minority

  interest in subsidiaries                     7.43     1,329,185                                   9,882,028

Net loss                                                                                                                                                                                                                                                             (3,847,605)

Increase in common stock

  held by affiliates                                                                                                                               (924,289)

Increase in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                          6,943

Change in KSOP debt                                                                                                                                                                                                                                                                                     (187,949)

Reduction of shareholders’

equity due to change in

subsidiaries’ minority interest                                                                                   (6,924)

Balance, December 31, 1995                       20,476,688                                80,068,854    (1,428,565)                                                                                      (41,564,909)            85,960   (336,709)

Stock issued for cash

  Exercise of options                           5.37        497,623                                   2,673,988

  Exercise of warrants                       10.52     1,729,500                                18,202,500

Net loss                                                                                                                                                                                                                                                              (7,908,701)

Decrease in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                       (83,210)

Change in KSOP debt                                                                                                                                                                                                                                                                                       150,001

Addition to shareholders’

equity due to change in

subsidiaries’ minority interest                                                                                    7,436

Balance, December 31, 1996                       22,703,811                              100,952,778    (1,428,565)                                                                                      (49,473,610)              2,750   (186,708)

Stock issued for cash

  Exercise of options                           5.75        124,649                                       716,716

Stock issued to KSOP                        5.02           89,683                                      450,000

Net loss                                                                                                                                                                                                                                                           (10,918,111)

Increase in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                           8,250

Change in KSOP debt                                                                                                                                                                                                                                                                                     (436,152)

Balance, December 31, 1997                       22,918,143                              102,119,494    (1,428,565)                                                                                      (60,391,721)            11,000   (622,860)

Stock issued for cash

  Exercise of options                           1.90        223,624                                       425,883

Stock issued to KSOP                        3.00           50,000                                      150,000

Net loss                                                                                                                                                                                                                                                              (5,147,658)

Change in shares held

  by affiliates                                                                                                           (1,034,323)    1,025,234

Decrease in unrealized gain (loss)

  on available-for-sale securities                                                                                                                                                                                                                                                (22,625)

Change in KSOP debt                                                                                                                                                                                                                                                                                       208,089

Balance, December 31, 1998                       23,191,767                              101,661,054        (403,331)                                                                                      (65,539,379)          (11,625) (414,771)

Stock issued for cash

  Exercise of options                           1.19           12,500                                         14,899

Stock issued for services                   0.84           70,000                                         58,760

Stock issued to KSOP                        1.13        300,000                                      337,500

Stock retired                                          3.02            (1,629)                                        (4,915)

Net loss                                                                                                                                                                                                                                                              (4,499,321)

Net common shares exchanged

  for equity units                                              (1,584,966)      1,584,966

Decrease in unrealized loss on

  available-for-sale securities                                                                                                                                                                                                                                                    (328,618)

Change in KSOP debt                                                                                                                                                                                                                                                                                       230,352

Balance, December 31, 1999                       21,987,672       1,584,966   102,067,298        (403,331)                                                                                      (70,038,700)        (340,243) (184,419)

Stock issued for services                   0.55           70,000                                         38,688

Net loss                                                                                                                                                                                                                                                             (2,807,648)

Equity units exchanged

  for common shares                                             138,570         (138,570)

Increase in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                      437,875

Change in KSOP debt                                                                                                                                                                                                                                                                                         99,310

Balance, December 31, 2000                       22,196,242       1,446,396   102,105,986        (403,331)                                                                                      (72,846,348)            97,632     (85,109)

Stock issued for cash

  Exercise of options                           0.78             5,500                                            4,285

Stock issued for services                   0.75           20,000                                         15,000

Stock issued to KSOP                        0.47        300,000                                      140,640

Net loss                                                                                                                                                                                                                                                              (2,258,191)

Change in common stock

  held by affiliates                                                                                                                               (271,267)

Equity units exchanged

  for common shares                                             133,380         (133,380)

Increase in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                        62,368

Change in KSOP debt                                                                                                                                                                                                                                                                                            1,322

Balance, December 31, 2001                       22,655,122       1,313,016   102,265,911        (674,598)                                                                                      (75,104,539)         160,000     (83,787)

Stock issued for cash

  Exercise of options                           0.72           18,000                                         12,960

Stock issued for services                   0.85        100,000                                         85,200

Stock issued to KSOP                        0.67        200,000                                      134,000

Variable plan accounting

 for options                                                                                                                                                                                                1,162,804

Net loss                                                                                                                                                                                                                                                              (4,170,926)

Equity units exchanged

  for common shares                                                23,036            (23,036)

Decrease in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                    (118,816)

Change in KSOP debt                                                                                                                                                                                                                                                                                          19,003

Balance, December 31, 2002                       22,996,158       1,289,980   102,498,071        (674,598)                                  1,162,804                               (79,275,465)            41,184     (64,784)

Stock issued for cash

  Private placement                               1.96     4,042,000                                   7,888,508

  Exercise of options                           0.74        400,000                                       294,605

Stock issued for services                   5.06           60,000                                      303,600

Stock issued to KSOP                        1.28        200,000                                      256,000

Value assigned to

 warrants issued                                                                                                                                                                                                                  1,730,641

Variable plan accounting

 for options                                                                                                                                                                                                 7,704,726

Net loss                                                                                                                                                                                                                                                          (11,412,062)

Equity units exchanged

  for common shares                                                52,100            (52,100)

Increase in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                  3,072,941

Change in KSOP debt                                                                                                                                                                                                                                                                                        (39,568)

Balance, December 31, 2003                       27,750,258       1,237,880   111,240,784        (674,598)                                  8,867,530       1,730,641     (90,687,527)      3,114,125   (104,352)

Stock issued for cash

  Private placement                               3.61     5,361,000                                 19,337,034

  Exercise of warrants                          4.28           21,100                                         90,211

  Exercise of options                           0.89        373,954                                       333,310

Stock issued for services                   4.13           54,000                                      223,012

Stock issued to KSOP                        3.41           75,000                                      255,750

Value assigned to

 warrants issued                                                                                                                                                                                                                  3,682,447

Variable plan accounting

 for options                                                                                                                                                                                                  (791,643)

Assigned value of

  exercised warrants                                                                                                       18,069                                                                                            (18,069)

Net loss                                                                                                                                                                                                                                                           (10,359,891)

Equity units exchanged

  for common shares                                                80,483            (80,483)

Decrease in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                       (70,147)

Change in KSOP debt                                                                                                                                                                                                                                                                                              (971)

Balance, December 31, 2004                       33,715,795       1,157,397   131,498,170        (674,598)                                  8,075,887       5,395,019   (101,047,418)      3,043,978   (105,323)

Stock issued for cash

  Exercise of warrants                          4.33        260,900                                   1,129,905

  Exercise of underwriter

    compensation options                    3.00        202,100                                       605,468

  Exercise of underwriter

    compensation warrants                  4.32           70,735                                       305,645

  Exercise of options                           1.00        573,030                                       571,326

Stock issued for services                   2.92        251,350                                      733,232

Stock issued to KSOP                        3.45           75,000                                      258,971

Net loss                                                                                                                                                                                                                                                             (5,878,244)

Variable plan accounting

 for options                                                                                                                                                                                               (2,285,698)

Assigned value of

  exercised warrants                                                                                                    223,416                                                                                          (223,416)

Assigned value of

  expired warrants                                                                                                                                                       1,489,156                                   (1,489,156)

Equity units exchanged

  for common shares                                                47,377            (47,377)

Increase in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                   1,068,926

Change in KSOP debt                                                                                                                                                                                                                                                                                          21,103

Balance, December 31, 2005                       35,196,287       1,110,020   135,326,133        (674,598)      1,489,156          5,790,189       3,682,447   (106,925,662)      4,112,904     (84,220)

Stock issued for cash

  Public offering                                    7.37     3,335,000                                 24,574,077

  Exercise of options                           0.64     1,761,109                                   1,128,596

Stock issued for services                   4.56        163,875                                      747,075

Stock issued to KSOP                        1.89        100,000                                      189,063

Net loss                                                                                                                                                                                                                                                             (6,976,745)

Decrease in shares held

 by affiliates                                                                                                                 159,724            38,331

Fair value of options                                                                                                                                                                               1,390,776

Assigned value of

  expired warrants                                                                                                                                                       3,682,447                                   (3,682,447)

Equity units exchanged

  for common shares                                                24,921            (24,921)

Decrease in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                  (2,087,197)

Change in KSOP debt                                                                                                                                                                                                                                                                                          83,349

Balance, December 31, 2006                       40,581,192       1,085,099   162,124,668        (636,267)      5,171,603          7,180,965                         -   (113,902,407)      2,025,707           (871)

Stock issued for cash

  Public offering                                    5.38  13,762,300                                 74,015,131

  Exercise of options                           1.49        223,442                                       333,966

Stock issued for services                   4.61        394,000                                   1,818,012

Stock issued to KSOP                        4.98        100,000                                      497,600

Net loss                                                                                                                                                                                                                                                           (13,827,840)

Fair value of options                                                                                                                                                                               4,724,120

Increase in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                       670,864

Change in KSOP debt                                                                                                                                                                                                                                                                                      (109,820)

Balance, December 31, 2007                       55,060,934       1,085,099   238,789,377        (636,267)      5,171,603        11,905,085                         -   (127,730,247)    2,696,571    (110,691)

Stock issued for cash

    Exercise of options                         1.91        162,133                                       309,205

Stock issued for services                   2.06     1,311,125                                   2,704,659

Net loss                                                                                                                                                                                                                                                           (19,174,403)

Fair value of options                                                                                                                                                                               1,958,470

Equity units exchanged

  for common shares                                             584,863         (584,863)

Decrease in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                              (2,197,116)

Balance, December 31, 2008                       57,119,055           500,236   241,803,241        (636,267)      5,171,603        13,863,555                         -   (146,904,650)        499,455    (110,691)

Stock issued for cash

    Exercise of options                         0.29           24,442                                            7,088

Stock issued for services                   0.71        551,500                                      392,025

Net loss                                                                                                                                                                                                                                                        (100,029,813)

Fair value of options exercised                                                                                   4,846                                                                     (4,846)

Fair value of options                                                                                                                                                                                  590,180

Decrease in unrealized gain on

  available-for-sale securities                                                                                                                                                                                                                                                 (776,680)

Balance, December 31, 2009                       57,694,997           500,236 $242,207,200     $(636,267)   $5,171,603     $14,448,889                         - $(246,934,463)    $(277,225) $(110,691)

Item 9.            Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on 10-K to provide reasonable assurance that (1) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management on a timely basis, including the chief executive officer and chief financial officer and (2) such information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes, in accordance with Canadian generally accepted accounting standards.

 Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can only provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Changes in Internal Controls over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders.

Item 11.          Executive Compensation

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders.

Item 13.          Certain Relationships and Related Transactions and Director Independence

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders.

Item 14.          Principal Accounting Fees and Services

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders.

Item 15.          Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated by reference:

          1. The consolidated financial statements of the Company listed on page 31 of this report.

          2. All financial statement schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or Notes thereto

          3. The exhibits of the Company listed below under Item 15(b).

(b) Exhibits.

Exhibit

Number                                                   Exhibit

2.1     Agreement and Plan of Merger, dated as of October 5, 1998, by and among Gold Reserve Corporation (predecessor issuer), Gold Reserve Inc. (successor issuer) and GR–Merger Corp filed as Annex I to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.

2.2     Exchange Agreement by and among Gold Reserve Corporation, the Company, TranSecurities International, Inc. and Holders of Unit Shares, dated November 17, 1998 filed as Exhibit 4.1 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.

3.1     Restated Articles of Incorporation of the Company filed as Exhibit 3.1 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form  S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.

3.2     Bylaws of the Company filed as Exhibit 3.2 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.

4.1     Form of Certificate for the Company’s Class A common shares filed as Exhibit 4.4 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.

4.2     Form of Certificate for the Unit Share filed as Exhibit 4.5 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.

4.3     Shareholder Rights Plan Agreement, as amended, of the Company (including form of Rights Certificate) filed as Exhibit 99.1, Appendix C of the Company’s Form 6-K filed with the SEC on May 14, 2009 and incorporated by reference herein.

4.4     Form of Indenture between the Company and The Bank of New York, as Trustee, relating to the US$103,500,000 of 5.50% Senior Subordinated Convertible Notes due June 15, 2022 filed as Exhibit 7.1 to the Company’s Registration Statement on Form F-10 (Registration No. 333-142944) filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.1   Form of Change of Control Agreement entered into by and among Gold Reserve Inc., Gold Reserve Corporation and, individually, each of Rockne J. Timm and A. Douglas Belanger filed as Exhibit (e)(1) of the Company’s Schedule 14D-9 filed with the SEC on December 30, 2008 and incorporated by reference herein.†

10.2   Form of Change of Control Agreement entered into by and among Gold Reserve Inc., Gold Reserve Corporation and, individually, each of James P. Geyer, Robert A. McGuiness, Mary E. Smith, Douglas E. Stewart, Daniel M. Thompson and David P. Onzay filed as Exhibit (e)(2) of the Company’s Schedule 14D-9 filed with the SEC on December 30, 2008 and incorporated by reference herein.†

10.3   Gold Reserve Inc. Equity Incentive Plan filed as Exhibit 3.2 to the Company’s Form 20-F (File No. 001-31819) filed with the SEC on April 3, 2006) and incorporated by reference herein.†

10.4   Gold Reserve Inc. Venezuelan Equity Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on
Form S-8 (Registration No. 333-152883) filed with the SEC on April 3, 2006) and incorporated by reference herein.†

10.5   Gold Reserve KSOP filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 29, 2007 and incorporated by reference herein.†

10.6   Gold Reserve Inc. Director and Employee Retention Plan filed as Exhibit (e)(6) of the Company’s Schedule 14D-9 filed with the SEC on December 30, 2008 and incorporated by reference herein.†

10.7   Irrevocable Standby Letter of Credit issued in connection with equipment purchase commitment dated September 5, 2007.*

21.1   Subsidiaries of Registrant filed as Exhibit 21 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.

23.1   Consent of PricewaterhouseCoopers LLP *

31.1   Certificate of Gold Reserve Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2   Certificate of Gold Reserve Inc. Vice President-Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1   Certificate of Gold Reserve Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2   Certificate of Gold Reserve Inc. Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1   Executive Summary–Brisas Project Feasibility Study, dated January 2005 filed on Form 6-K (File No. 001-31819) with the SEC on February 14, 2005 and incorporated by reference herein.

* Filed herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESERVE INC.

By: /s/ Rockne J. Timm

Rockne J. Timm

Chief Executive Officer

March 30, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rockne J. Timm Rockne J. Timm	Chief Executive Officer and Director	March 30, 2010

/s/ Robert A. McGuinness Robert A. McGuinness	Vice President of Finance, Chief Financial Officer, and its Principal Financial and Accounting Officer	March 30, 2010

/s/ A. Douglas Belanger A. Douglas Belanger	President and Director	March 30, 2010

/s/ James P. Geyer James P. Geyer	Senior Vice-President and Director	March 30, 2010

/s/ James H. Coleman James H. Coleman	Non-Executive Chairman and Director	March 30, 2010

/s/ Patrick D. McChesney Patrick D. McChesney	Director	March 30, 2010

/s/ Chris D. Mikkelsen Chris D. Mikkelsen	Director	March 30, 2010

/s/ J.C. Potvin J.C. Potvin	Director	March 30, 2010

Exhibit 10.7

Bank of Montreal

234 Simcoe Street:3rd Floor

Toronto ON M5T 1T4

Tel: 416 598-0112

Fax: 416 598-6016

SWIFT: BOFMCAT2

Telex: MCI 62960

Irrevocable

Standby Letter of Credit No.: BMTO182389OS

Date of Issue: September 5, 2007

Expiry Date: June 7, 2010

Beneficiary:

Metso Minerals Canada Inc.

4900 Thimens Blvd,

St. Laurent, Quebec H4R 2B2 Canada

Applicant:

Gold Reserve Inc.

926 W. Sprague Ave., Suite 200

Spokane. Washington 99201 USA

Amount: Fifty Seven Million Seven Hundred Ten Thousand Seven Hundred Thirty Six and 00/100's United States Dollars (USD57,710,736.00)

We hereby authorize you to draw on Bank of Montreal, Global Trade Services, 234 Simcoe Street, 3rd Floor, Toronto, Ontario, Canada M5T 1T4 (hereinafter the "Bank"), for the account of Gold Reserve Inc. 926 W. Sprague Ave., Suite 200, Spokane, Washington 99201 USA (hereinafter the "Applicant"), up to an aggregate amount of Fifty Seven Million Seven Hundred Ten Thousand Seven Hundred Thirty Six and 00/100's United States Dollars (USD57,710,736.00),  available on demand.

This Letter of Credit is issued in connection with Purchase Order Nos. 334459-P45-001, 334459-P49-001, 334459-P49-003, 334459-P49-004 and 334459-P49-0005 (hereinafter the "Agreement") dated June 1, 2007 between Metso Minerals Canada Inc. (hereinafter "Metso") and Compania Aurifera Brisas Del Cuyuni, CA

By order of the Applicant, we hereby open our Irrevocable Standby Letter of Credit No.

BMTO182389OS (hereinafter "Letter of Credit") in your favour for an amount not to exceed in the aggregate amount of Fifty Seven Million Seven Hundred Ten Thousand Seven Hundred Thirty Six and 00/100's United States Dollars (USD57,710,736.00), effective immediately and expiring at our counters with our close of business on June 7, 2010, which may be drawn by you at any time and from time to time upon written demand for payment made on us by you which demand we shall honour without enquiring whether you have the right as between yourself and Compania Aurifera Brisas Del Cuyuni, C.A. under the Agreement to make such a demand and without recognizing any claim by Compania Aurifera Brisas Del Cuyuni, C.A. The aggregate amount available under this Letter of Credit shall be reduced immediately following the honouring of any drawing(s) hereunder in an amount equal to the amount of such drawing(s).

Provided, however, that by accepting this Letter of Credit, Metso warrants and represents that funds drawn under this Letter of Credit will be retained and used by Metso to meet Compania Aurifera Brisas Del Cuyuni, C.A.’s obligations under the Agreement.

Funds under this Letter of Credit are available to Metso against Metso's presentation to the Bank of the following documents:

1.         The original of this Letter of Credit.

2.         Metso's certificate purported to be signed by an authorized officer of Metso in the form attached hereto as Exhibit "1".

3.         Copy of the invoice, indicating Purchase Order No.(s)

We hereby engage with you to honour your document(s) as specified above, drawn under and in compliance with the terms and conditions of this Letter of Credit, if presented as specified to our office, Bank of Montreal, Global Trade Services, 234 Simcoe Street, 3rd Floor, Toronto, Ontario, Canada M5T 1T4, on or before the expiration date.

Partial drawings are allowed.

However, by accepting this Letter of Credit, Metso represents and warrants that demand(s) for payment under this Letter of Credit will be made only upon Metso 's strict compliance to its obligations under the Agreement, including but not limited to Metso’s obligation to provide an Irrevocable Standby Letter of Credit in favour of Compania Aurifera Brisas Del Cuyuni, C.A. as security for performance guarantee through the warranty period in a form acceptable to Compania Aurifera Brisas Del Cuyuni, C.A. as required under the Agreement.

Negotiation charges are for the account of the Applicant.

This Letter of Credit shall become null and void after its expiration.

THIS LETTER OF CREDIT IS ISSUED SUBECT TO THE UNIFORM CUSTOMS AND PRACTICE FOR DOCUMENTARY CREDITS (2007 REVISION), ICC PUBLICATION NO. 600

Signing Officer                                                           Authorized Signing Officer

BMTO182389OS                                                       A. DE SOUSA

This is an integral part of our Standby Letter of Credit No. BMTO182389OS and must be attached thereto.

EXHIBIT "1"

(on Letterhead of Metso Minerals Canada Inc.)

Certificate

To:

Bank of Montreal, Global Trade Services

234 Simcoe Street, 3rd Floor

Toronto, Ontario, Canada M5T 1T4

Re: Irrevocable Letter of Credit No.Bmto182389OS dated September 5, 2007

Gentlemen:

We, Metso Minerals Canada Inc., as beneficiary of the Irrevocable Standby Letter of Credit No.BMTO182389OS dated September 5, 2007 issued by Bank of Montreal hereby demand payment in the amount of USD ____.

This drawing is made with respect to paragraph No. --(Insert applicable Paragraph number) under the Terms of Payment under the Purchase Order No --(Insert purchase order No.) dated June 1, 2007 between Compania Aurifera Brisas Del Cuyuni, C.A. and Metso Minerals Canada Inc. ( hereinafter the " Purchase Order").

By making this demand, we warrant and represent that we have met all of our required obligations under the Purchase Order.

Dated this - day of - 200-

Metso Minerals Canada Inc.

By-

Name

Title

cc:Gold Reserve Inc.

Exhibit 23.1

AUDITORS’ CONSENT

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-162587, 333-152883 and 333-145770) of Gold Reserve Inc. of our report dated March 30, 2010 relating to the consolidated financial statements, which appears in this Annual Report on Form 10-K.

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants

Vancouver, British Columbia

March 30, 2010

EXHIBIT 31.1

Rule 13a-14(a) / 15d-14(a)

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Rockne J. Timm, Chief Executive Officer, certify that:

1. I have reviewed this Annual Report on Form 10-K of Gold Reserve Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)       Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 30, 2010                                                                               /s/ Rockne J. Timm

                                                                                                                 Rockne J. Timm

                                                                                                                 Chief Executive Officer

EXHIBIT 31.2

Rule 13a-14(a) / 15d-14(a)

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. McGuinness, Chief Financial Officer, certify that:

1. I have reviewed this Annual Report on Form 10-K of Gold Reserve Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)       Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 30, 2010                                                                                   /s/ Robert A. McGuinness

                                                                                                                     Robert A. McGuinness

                                                                                                                     Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Rockne J. Timm, Chief Executive Officer of Gold Reserve, Inc. (the "Company"), certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2009 (the “Report”) and that to the best of his knowledge:

1.     the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 30, 2010                                                                               /s/ Rockne J. Timm

                                                                                                                 Rockne J. Timm

                                                                                                                 Chief Executive Officer

 The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.2

Section 1350

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Robert A. McGuinness, Vice President-Finance and Chief Financial Officer of Gold Reserve, Inc. (the "Company"), certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2009 (the “Report”) and that to the best of his knowledge:

1.     the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 30, 2010                                                                                   /s/ Robert A. McGuinness

                                                                                                                     Robert A. McGuinness

                                                                                                                     Chief Financial Officer

 The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.