Form 10-Q
period 2010-03-31
GOLD RESERVE INC
filed 2010-05-13
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒  No

As of May 13, 2010, 57,781,663 Class A common shares, no par value per share, and 961 Class B common shares, no par value per share, were issued and outstanding.

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

March 31, 2010 (unaudited)

                                                                                                           March 31,                December 31,

U.S. Dollars                                                                                                                             2010                             2009

ASSETS

Current Assets:

Cash and cash equivalents (Note 4)                                                                                $        60,983,350            $      60,962,813

Marketable debt securities (Note 5)                                                                                         10,128,000                    10,175,020

Marketable equity securities (Note 6)                                                                                           632,530                        598,825

Assets held for sale (Notes 9, 20)                                                                                              4,615,312                                    –

Deposits, advances and other                                                                                                        916,693                         566,483

Total current assets                                                                                                                  77,275,885                    72,303,141

Property, plant and equipment, net (Note 10)                                                                        30,155,320                    38,122,102

Restricted cash (Note 14)                                                                                                          8,995,701                      9,489,777

Total assets                                                                                                                      $    116,426,906            $    119,915,020

LIABILITIES

Current Liabilities:

Accounts payable and accrued expenses                                                                         $        2,821,910            $        3,790,003

Accrued interest                                                                                                                         1,641,849                         234,550

Total current liabilities                                                                                                               4,463,759                      4,024,553

Convertible notes (Note 17)                                                                                                    94,485,747                    93,693,168

Minority interest in consolidated subsidiaries                                                                           2,274,443                      2,279,699

Total liabilities                                                                                                                       101,223,949                    99,997,420

Measurement uncertainty (Note 1)

Commitments and contingencies (Notes 12, 14)

SHAREHOLDERS' EQUITY

Serial preferred stock, without par value, none issued                                                                            –                                    –

Common shares and equity units, without par value (Note 16)                                             248,016,755                  247,905,231

Equity component of convertible notes (Note 17)                                                                   28,652,785                    28,652,785

Less common shares held by affiliates                                                                                        (636,267)                      (636,267)

Stock options (Note 12)                                                                                                           10,062,595                    10,014,136

Accumulated deficit                                                                                                              (270,620,206)               (265,630,369)

Accumulated other comprehensive income (loss)                                                                       (162,014)                      (277,225)

KSOP debt (Note 11)                                                                                                                 (110,691)                      (110,691)

Total shareholders' equity                                                                                                        15,202,957                    19,917,600

Total liabilities and shareholders' equity                                                                          $    116,426,906            $    119,915,020

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:

                s/ Chris D. Mikkelsen                                             s/ Patrick D. McChesney

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

U.S. Dollars                                                                                                                                       2010                     2009

OTHER INCOME

Interest                                                                                                                                      $         64,519               $      79,942

Gain on extinguishment of debt                                                                                                                    –                     601,936

Gain on disposition of marketable securities                                                                                     106,551                                –

Gain on sale of equipment                                                                                                                   55,874                                –

Foreign currency gain (loss)                                                                                                                 82,244                     (21,950)

                                                                                                                                                     309,188                     659,928

EXPENSES

Corporate general and administrative                                                                                                 978,693                  1,185,662

Venezuelan expenses                                                                                                                          450,117                     782,470

Equipment holding costs                                                                                                                    340,754                       35,458

Corporate communications                                                                                                                130,114                     194,269

Legal and accounting                                                                                                                           127,151                     787,069

Arbitration (Note 3)                                                                                                                        1,079,269                                –

Takeover defense (Note 18)                                                                                                                          –                  1,453,655

                                                                                                                                                         3,106,098                  4,438,583

Loss before minority interest,

  interest expense and income tax                                                                                                  (2,796,910)               (3,778,655)

Minority interest                                                                                                                                   5,256                       (2,681)

Interest expense                                                                                                                             (2,199,877)                               –

Loss before income tax                                                                                                                 (4,991,531)               (3,781,336)

Income tax benefit                                                                                                                                  1,694                      70,130

Net loss for the period                                                                                                               $ (4,989,837)             $(3,711,206)

Net loss per share, basic and diluted                                                                                        $          (0.09)              $        (0.07)

Weighted average common

   shares outstanding                                                                                                                      57,529,117                56,959,277

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF DEFICIT

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

U.S. Dollars

Deficit, December 31, 2009                                                                                                                                  $   (265,630,369)

Net loss for the period                                                                                                                                                   (4,989,837)

Deficit, March 31, 2010                                                                                                                                       $   (270,620,206)

Deficit, December 31, 2008                                                                                                                                  $   (100,180,541)

Net loss for the period                                                                                                                                                   (3,711,206)

Deficit, March 31, 2009                                                                                                                                       $   (103,891,747)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

U.S. Dollars                                                                                                                                   2010                        2009

Net loss for the period                                                                                                              $ (4,989,837)            $ (3,711,206)

Other comprehensive income, net of tax:

   Unrealized gain on marketable securities                                                                                       221,762                     134,825

   Adjustment for realized gains

         included in net loss                                                                                                                 (106,551)                               –

Other comprehensive income                                                                                                           115,211                     134,825

Comprehensive loss for the period                                                                                            $ (4,874,626)            $ (3,576,381)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009 (unaudited)

U.S. Dollars                                                                                                                                                2010                 2009

Cash Flows from Operating Activities:

Net loss for the period                                                                                                                             $ (4,989,837)      $ (3,711,206)

Adjustments to reconcile net loss to net cash

  used by operating activities:

    Stock option compensation                                                                                                                           70,599               184,836

    Depreciation                                                                                                                                                  40,143                 54,093

    Gain on extinguishment of debt                                                                                                                             –              (601,936)

    Gain on sale of equipment                                                                                                                          (55,874)                         –

    Amortization of premium on

      marketable debt securities                                                                                                                           47,020                          –

    Accretion of convertible notes                                                                                                                    792,579                          –

    Foreign currency loss                                                                                                                                            –                  72,492

    Minority interest in net (income) loss of

      consolidated subsidiaries                                                                                                                             (5,256)                   2,681

    Net gain on disposition of marketable securities                                                                                       (106,551)                         –

    Future income tax benefit                                                                                                                                      –                 (69,455)

    Shares issued for compensation                                                                                                                    57,000                392,025

Changes in non-cash working capital:

       Net increase in deposits and advances                                                                                                   (350,210)             (620,911)

       Net increase (decrease) in accounts payable

         and accrued expenses                                                                                                                             439,206            (2,004,097)

Net cash used in operating activities                                                                                                          (4,061,181)         (6,301,478)

Cash Flows from Investing Activities:

Proceeds from disposition of marketable securities                                                                                        609,592               500,000

Purchase of marketable securities                                                                                                                  (421,535)            (500,000)

Purchase of property, plant and equipment                                                                                                  (498,440)         (2,904,650)

Proceeds from sales of equipment                                                                                                                3,865,641                          –

Decrease in restricted cash                                                                                                                              494,076                          –

Other                                                                                                                                                                        –                 (31,365)

Net cash (used in) provided by investing activities                                                                                     4,049,334           (2,936,015)

Cash Flows from Financing Activities:

Net proceeds from the issuance of common shares                                                                                          32,384                          –

Extinguishment of convertible notes                                                                                                                         –              (415,254)

Net cash (used in) provided by financing activities                                                                                          32,384             (415,254)

Change in Cash and Cash Equivalents:

Net increase (decrease) in cash and cash equivalents                                                                                       20,537            (9,652,747)

Cash and cash equivalents - beginning of period                                                                                       60,962,813           91,550,167

Cash and cash equivalents - end of period                                                                                             $ 60,983,350         $ 81,897,420

The accompanying notes are an integral part of the consolidated financial statements.

1.             The Company and Significant Accounting Policies

The Company. Gold Reserve Inc. (the “Company”) is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada, and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956. The Company is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2009 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”).  As further detailed in Note 3, we discontinued development of the Brisas Project after it was expropriated by the Venezuelan government and we are now seeking to invest in or acquire an alternative mining project. The Company has no revenue producing mining operations at this time. All amounts shown herein are expressed in U.S. dollars unless otherwise noted. The expense categories shown in the consolidated statements of operations have been revised on a comparative basis to better present the current operations of the Company. The revisions had no effect on previously reported results of operations.

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

Principles of Consolidation. The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in Canada, which as described in Note 19, differ in certain material respects from accounting principles generally accepted in the U.S.

 These consolidated financial statements include the accounts of the Company, Gold Reserve Corporation, two domestic subsidiaries, Great Basin Energies, Inc. (“Great Basin”) and MGC Ventures Inc. (“MGC Ventures”), four Venezuelan subsidiaries, two Barbadian subsidiaries and five Aruban subsidiaries which were formed to hold the Company’s interest in its foreign subsidiaries or for future transactions. All subsidiaries are wholly owned with the exception of Great Basin and MGC Ventures which are 45% and 44% owned, respectively. All intercompany accounts and transactions have been eliminated on consolidation. The Company’s policy is to consolidate those subsidiaries where control exists. See Note 13.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at cost less accumulated depreciation. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using straight-line and accelerated methods over the lesser of the useful life or lease term of the related asset. Interest and financing costs incurred during the construction and development of qualifying assets are capitalized on an interest avoidance basis. The amount capitalized during an accounting period is determined by applying an interest rate to the average amount of accumulated qualifying assets during the period. Adjustments increasing the carrying value of convertible notes upon remeasurement due to a change in estimated life are considered interest costs and are therefore eligible for capitalization. The Company’s qualifying assets include its costs of developing mining properties and constructing new facilities.

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

In 2003, the Venezuelan government implemented foreign exchange controls which fixed the rate of exchange between Venezuelan Bolivars (Bs.) and the US dollar. In October 2005, the government enacted the Criminal Exchange Law which imposes sanctions on the exchange of Bs. with foreign currency unless the exchange is made by officially designated methods. The exchange regulations do not apply to transactions with certain securities denominated in Bs. which can be swapped for securities denominated in another currency effectively resulting in a parallel market for the Bolivar. Since 2007, the Company has used the parallel rate to re-measure transactions and to translate Bs. denominated monetary items.  Since the Company has discontinued development of the Brisas project, the financial statement impact of transactions in the Venezuelan currency is expected to be reduced in the future.

Stock Based Compensation. The Company uses the fair value method of accounting for stock options. The fair value of options granted to employees is computed using the Black-Scholes method as described in Note 12 and is expensed over the vesting period of the option. For non-employees, the fair value of stock based compensation is recorded as an expense over the vesting period or, if earlier, upon completion of performance. Consideration paid for shares on exercise of share options, in addition to the fair value attributable to stock options granted, is credited to capital stock. Fair value of restricted stock issued as compensation is based on the grant date market value and expensed over the vesting period. The Company also maintains the Gold Reserve Director and Employee Retention Plan. Units granted under the plan become fully vested and payable upon a change of control. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.

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

Measurement Uncertainty. Any operations we may have are subject to the effects of changes in legal, tax and regulatory regimes, political, labor and economic developments, social and political unrest, currency and exchange controls,  import/export restrictions and government bureaucracy in the countries in which we operate. In 2009, subsequent to the expropriation and the resulting loss of control and physical access to the Brisas project, we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. The realizable value of the remaining processing and related equipment may be different than management’s current estimate. See Notes 3, 9 and 14. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

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

Disposal of Long-Lived Assets.  Long-Lived assets are classified as held for sale in the period in which certain criteria are met. Assets held for sale are measured at the lower of carrying amount or fair value less cost to sell and are not depreciated as long as they remain classified as held for sale.

2.             New Accounting Policies

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

3.             Expropriation of Brisas Project by Venezuelan Government and Arbitration

From 1992 to 2009 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela. After approval of the Brisas operating plan and the Environmental and Social Impact Study in 2003 and 2007, respectively, the Ministry of Environment issued in March 2007, the Authorization to Affect for the Brisas Project.  In April 2008, the Ministry of Environment revoked the Authorization to Affect without prior notification.

On April 21, 2009 the Company notified the Venezuelan government of the existence of a dispute under the Agreement between the Government of Canada and the Government of the Republic of Venezuela for the Promotion and Protection of Investments (“Canada – Venezuela Treaty”) after months of continuous efforts to meet with representatives of the Venezuelan government to resolve the issues related to the revocation of the Authorization to Affect.

On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”). In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).  On October 26, 2009, Venezuelan government personnel arrived at the Brisas Project camp site, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently, on November 4, 2009, the Venezuelan government notified the Company through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel the Company’s underlying hard rock concession.

As a result of the expropriation of the Brisas Project by the Venezuelan government we no longer have control or physical access to the project which has caused the Company to discontinue the development of its Venezuelan properties, including Brisas and Choco 5 (which was a grass-roots exploration property also located in the State of Bolivar) and discontinue reporting mineral reserves for Brisas. In 2009 we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million.

The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  Our current arbitration efforts consist of engaging and assisting technical, legal, and financial experts and developing and filing our initial pleadings.  The first session was held with the Tribunal on April 23, 2010 with several procedural matters agreed to, including the tentative time schedule for the Arbitration.  The filing of our claim is planned for September 2010.

The Canada-Venezuela Treaty requires as a precondition to bringing an arbitration claim under the Treaty that an investor and any enterprise the investor owns directly or indirectly that has suffered losses that form the basis of a claim by the investor to "waive[ ]  its right to initiate or continue any other proceedings in relation to the measure that is alleged to be in breach of  [the Treaty]  before the courts or tribunals of the Contracting Party concerned or in a dispute settlement procedure of any kind."  As a result, the Company and its relevant subsidiaries waived their right to commence or continue before Venezuelan courts or tribunals with other legal or administrative challenges to the conduct that forms the basis of the ICSID claim, including the revocation of the Authorization to Affect and the denial of the extension of the Brisas Alluvial and El Pauji Concessions.

4.             Cash and Cash Equivalents

                                                                                                                                                      March 31,            December 31,

          2010                     2009

Bank deposits                                                                                                                             $ 53,807,674           $ 53,900,646

Money market funds                                                                                                                       7,175,676                7,062,167

Total                                                                                                                                           $ 60,983,350           $ 60,962,813

The above amounts exclude restricted cash of approximately $9 million and $9.5 million as at March 31, 2010 and December 31, 2009, respectively. See Note 14, Commitments. At March 31, 2010 and December 31, 2009, the Company had approximately $76,000 and $59,000 respectively, in Venezuela and banks outside Canada and the U.S.

5.             Marketable Debt Securities

                                                                                                                                            March 31,                        December 31,

            2010                                  2009

Amortized cost                                                                                                              $  10,128,000                           $ 10,175,020

The Company’s marketable debt securities are classified as held-to-maturity and are measured at amortized cost using the effective interest rate method.

6.             Marketable Equity Securities

                                                                                                                                                  March 31,                  December 31,

                  2010                            2009

Fair value at beginning of year                                                                                                    $  598,825                    $1,342,760

Acquisitions                                                                                                                                    171,535                      2,135,293

Dispositions, at cost                                                                                                                     (253,041)                   (2,102,548)

Realized (gain) loss on sale                                                                                                           (106,551)                   (2,274,848)

Unrealized gain (loss)                                                                                                                     221,762                      1,498,168

Fair value at balance sheet date                                                                                                   $ 632,530                     $  598,825

The Company’s marketable equity securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. As of March 31, 2010 and December 31, 2009 marketable securities had a cost basis of $794,543 and $876,049, respectively.

7.             Financial Instruments

The fair values as at March 31, 2010 and December 31, 2009 along with the carrying amounts shown on the consolidated balance sheets for each classification of financial instrument are as follows:

                                                                                                        March 31, 2010                                     December 31, 2009

                                                                                               Carrying                    Fair                       Carrying                      Fair

                                                        Classification                  Amount                   Value                       Amount                   Value

Cash and cash equivalents                  held for trading        $  60,983,350       $ 60,983,350               $ 60,962,813       $ 60,962,813

Restricted cash                                    held for trading             8,995,701            8,995,701                    9,489,777            9,489,777

Marketable debt securities                  held to maturity         10,128,000          10,153,550                  10,175,020          10,208,950

Marketable equity securities              available for sale              632,530               632,530                       598,825               598,825

Deposits advances and other              held to maturity              916,693               916,693                       566,483               566,483

A/P and accruals                    other financial liabilities            2,821,910            2,821,910                    3,790,003            3,790,003

Accrued interest                     other financial liabilities           1,641,849            1,641,849                       234,550               234,550

Convertible notes                   other financial liabilities         94,485,747          60,621,832                  93,693,168          52,540,530

Fair value estimates for marketable securities are made at the balance sheet date by reference to published price quotations in active markets. The convertible notes are not listed on an exchange and the market for them is not active. Fair value estimates for convertible notes are made at the balance sheet date by reference to weighted average transaction prices over the preceding twelve months.

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

                                                                                                                                                                                                                                                                                      Fair value

                                                                                    March 31, 2010               Level 1                Level 2                Level 3

Cash and cash equivalents                                              $ 60,983,350           $ 60,983,350

Marketable equity securities                                                  632,530                   632,530                          –                      –

Restricted cash                                                                    8,995,701                8,995,701

                                                                                                                                                                                                                                                                                      Fair value

                                                                                  December 31, 2009           Level 1                Level 2                Level 3

Cash and cash equivalents                                               $60,962,813           $ 60,962,813

Marketable equity securities                                                  598,825                   598,825                          –                      –

Restricted cash                                                                    9,489,777                9,489,777

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

                                                                           Payments due by Period

                                                                                                                                           Less than                                                                                                               More Than

                                      Total                       1 Year                     1-3 Years               4-5 Years            5 Years

A/P and accruals         $     2,821,910             $ 2,821,910                              –                              –                        –

Interest                                         14,072,988                5,629,195           $   8,443,793                              –                        –

Principal                        102,349,000                              –            102,349,000                              –                        –

Total                           $ 119,243,898             $ 8,451,105         $ 110,792,793                              –                        –

c)               The Company is subject to currency risk mainly due to its operations in Venezuela. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash, value added tax and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased the Company’s net gain (loss) from the translation of foreign currency denominated financial instruments, for the three months ended March 31, 2010 and 2009, by the amounts shown below.

                                                                                        2010                       2009

Venezuelan Bolívar                                                                   $ 20,417                  $ 65,538

Canadian dollar                                                                         4,252                       8,671

Total                                                                                    $ 24,669                  $ 74,209

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

8.             Capital Management

The capital structure of the Company consists of common shares and equity units, convertible notes, stock options, accumulated deficit, accumulated other comprehensive income and KSOP debt. The Company’s objectives when managing its capital are to:

a)        maintain sufficient liquidity in order to meet financial obligations including the costs of acquiring and developing mining projects and servicing debt;

b)       safeguard the Company’s assets and its ability to continue as a going concern and

c)        maintain a capital structure that provides the flexibility to access additional sources of capital with minimal dilution to existing shareholders.

The Company manages its capital consistent with the objectives stated above and makes adjustments to its capital structure based on economic conditions and the risk characteristics of the underlying assets. The Company is in compliance with the covenants of its convertible notes. There were no changes to the Company’s capital management during 2010.

9.             Assets held for sale

                                                                                                                                                  March 31,                  December 31,

                  2010                            2009

Equipment                                                                                                                              $  4,615 312                                    $ 0

Assets held for sale consist of certain equipment originally purchased for use at the Brisas project. See Note 3.

10.          Property, Plant and Equipment

                                                                                                                                                Accumulated

                                    Cost                    Depreciation                               Net

March 31, 2010

United States

Machinery and equipment deposits                                             $        29,563,378                $                    –             $        29,563,378

Furniture and office equipment                                                                   503,787                          (406,656)                             97,131

Leasehold improvements                                                                               41,190                            (37,485)                              3,705

                                                                                                     $        30,108,355                $        (444,141)           $        29,664,214

Venezuela

Buildings                                                                                       $             403,286                $        (261,966)           $             141,320

Furniture and office equipment                                                                   482,562                          (445,469)                            37,093

Transportation equipment                                                                          480,198                          (376,887)                          103,311

Machinery and equipment                                                                          497,808                          (288,426)                          209,382

                                                                                                                 1,863,854                       (1,372,748)                          491,106

Total                                                                                            $        31,972,209                $     (1,816,889)           $        30,155,320

                                                                                                                                                Accumulated

                                    Cost                    Depreciation                                   Net

December 31, 2009

United States

Machinery and equipment deposits                                            $        37,491,372                $                    –             $        37,491,372

Furniture and office equipment                                                                   506,007                          (399,737)                          106,270

Leasehold improvements                                                                              41,190                            (37,022)                              4,168

                                                                                                     $        38,038,569                $        (436,759)           $        37,601,810

Venezuela

Buildings                                                                                      $             403,286                 $        (254,200)          $             149,086

Furniture and office equipment                                                                   482,562                          (439,028)                           43,534

Transportation equipment                                                                          480,198                          (361,907)                          118,291

Machinery and equipment                                                                          497,808                          (288,427)                          209,381

                                                                                                                 1,863,854                       (1,343,562)                          520,292

Total                                                                                             $        39,902,423                $     (1,780,321)           $        38,122,102

Machinery and equipment deposits include amounts paid for infrastructure and milling equipment either in the manufacturing stage or being stored by the manufacturer.

11.          KSOP Plan

The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts is at the discretion of the Company’s board of directors, subject to certain limitations. The value of the shares allocated is recorded in the statement of operations with a reduction of the KSOP debt account. The Company allocated shares or made cash contributions to eligible participants for the Plan years 2010, 2009 and 2008 valued at $0, $57,292 and $269,679, respectively. As of March 31, 2010, 22,246 common shares remain unallocated to plan participants.

12.          Stock Based Compensation

The Company has two equity incentive plans; the 1997 Equity Incentive Plan (last amended in March 2006 and last re-approved by the shareholders in June 2009, the “1997 Plan”) and the 2008 Venezuelan Equity Incentive Plan (approved by the shareholders in June 2008, the “Venezuelan Plan”).  Both plans permit the grants of stock options, stock appreciation rights and restricted stock, or any combination thereof, and each shall be 10% of the Company’s outstanding shares, from time to time.  The grants will be for terms up to ten years with vesting periods ranging from immediate to up to 3 years

  Subsequent to shareholder approval in June 2008, 1,056,947 options previously granted to Venezuelan employees and consultants under the 1997 Plan were transferred to the Venezuelan Plan.  The 1997 Plan remains available for insiders, employees and consultants of the Company.

Combined share option transactions for the three months ended March 31, 2010 and 2009 are as follows:

                        2010                                                    2009

                                                                                                                  Weighted                                             Weighted

                                                                                                                   Average                                               Average

                                                                                                                   Exercise                                               Exercise

                                                                                            Shares               Price                          Shares                 Price

Options outstanding at beginning of period                            4,573,318            $ 2.67                       5,007,931           $ 3.18

Options exercised                                                                     (111,666)              0.29                                     –                  –

Options expired                                                                         (40,000)              3.69                           (75,000)             4.00

Options forfeited                                                                       (71,917)              2.74                                     –                  –

Options granted                                                                                     –                  –                           547,500              0.73

Options outstanding at end of period                                      4,349,735              2.72                       5,480,431              2.93

Options exercisable at end of period                                       3,921,946           $ 2.99                       3,717,324           $ 3.69

Options available for

    grant at end of period

    under 1997 plan                                                                  2,232,890                                              1,376,400

Options available for

    grant at end of period

    under Venezuelan plan                                                        5,088,955                                              4,777,327

                                                                                                          Price                                                    Price

                                                                                                         Range                                                  Range

Exercise price at end of period                                                  $0.29 - $ 5.36                                     $ 0.29 - $ 5.36

Exercise price for exercisable shares                                          $0.29 - $ 5.36                                     $ 0.29 - $ 5.36

The following table relates to stock options at March 31, 2010:

                                                                                                                                                                           Weighted Average

                                                                            Weighted                     Weighted                                                Exercise Price

Price                                   Number              Average Remaining            Average                   Number                of Exercisable

Range                              Outstanding              Contractual Life          Exercise Price            Exercisable                   Options

$0.29 - $0.29                    1,160,577                         3.68                          $0.29                        732,788                    $0.29

$0.73 - $1.89                       938,750                         2.53                          $1.23                        938,750                    $1.23

$3.95 - $4.19                       686,000                         1.52                          $4.12                        686,000                    $4.12

$4.22 - $4.62                       406,000                         1.36                          $4.48                        406,000                    $4.48

$4.83 - $4.83                       879,408                         0.63                          $4.83                        879,408                    $4.83

$5.07 - $5.36                       279,000                         1.67                          $5.19                        279,000                    $5.19

$0.29 - $5.36                    4,349,735                         2.13                          $2.72                     3,921,946                    $2.99

The Company recorded compensation expense, during the three months ended March 31, 2010 and 2009, of $70,599 and $184,836, respectively, for stock options granted.  During the three months ended March 31, 2010 and 2009, 0 and 547,500 new options were granted, respectively.  The fair value of options granted in 2009 was calculated at $323,449 using the Black-Scholes model based on the following assumptions:

Weighted average risk free interest rate                                                                          1.46%

Expected life                                                                                                              4.6 years

Expected volatility                                                                                                          120%

Dividend yield                                                                                                                     nil

In addition to the equity incentive plans, the Company also maintains the Gold Reserve Director and Employee Retention Plan.  Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas project or in the event of a change of control.  The Company’s Board of Directors is currently evaluating modifying the vesting provisions of the units to more adequately reflect the current business objectives of the Company including successful arbitration, settlement of our dispute with Venezuela, reacquiring the rights to the Brisas Project and successful acquisition of a new business opportunity meeting specific parameters. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  As of March 31, 2010 an aggregate of 1,732,500 unvested Units have been granted to directors and executive officers of the Company and 315,000 Units have been granted to other employees.  The value of these units, based on the grant date value of the Class A shares, was approximately $8.9 million

13.          Related Party Transactions:

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. The Company owned 12,062,953 common shares of MGC Ventures at March 31, 2010 and December 31, 2009, which represented 44% of its outstanding shares. The Company believes it has control over MGC Ventures due to the combined shareholdings of the Company and its officers and directors. MGC Ventures owned 258,083 common shares of the Company at March 31, 2010 and December 31, 2009.  In addition, MGC Ventures owned 280,000 common shares of Great Basin at March 31, 2010 and December 31, 2009. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. The Company owned 15,661,595 common shares of Great Basin at March 31, 2010 and December 31, 2009, which represented 45% of its outstanding shares. The Company believes it has control over Great Basin due to the combined shareholdings of the Company and its officers and directors. Great Basin owned 491,192 common shares of the Company at March 31, 2010 and December 31, 2009. Great Basin also owned 170,800 common shares of MGC Ventures at March 31, 2010 and December 31, 2009. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

14.          Commitments

In mid 2007, we commenced procurement efforts and placed orders totaling approximately $125 million for a gyratory crusher, pebble crushers, SAG and ball mills, mill motors, and other equipment for the Brisas Project. Since the revocation of the MinAmb Authorization to Affect the Company, in the fourth quarter of 2008 and the third quarter of 2009, sold certain equipment (one SAG mill, two ball mills (35,000 tonne per day through-put) and related motors as well as mobile equipment) originally costing approximately $53.1 million. The Company recovered approximately $26.5 million of progress payments and the purchaser assumed the Company's remaining payment obligations of approximately $21.9 million resulting in a combined loss on sale of equipment of approximately $4.7 million. As of March 31, 2010, the Company has equipment commitments totaling $61.7 million and has made payments on these orders of $52.7 million. Payments on the remaining commitments of $9 million are due within one year.  In connection with a portion of these commitments, the Company opened an irrevocable standby letter of credit with a Canadian chartered bank providing security on the performance of obligations.  As of March 31, 2010 and December 31, 2009, the Company had restricted cash of $9 million and $9.5 million, respectively, as required by this letter of credit.

15.          Shareholder Rights Plan

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

16.          Common Shares and Equity Units

During the three months ended March 31, 2010, the Company issued 111,666 shares at an average price of $0.29 per share upon exercise of stock options and 51,000 shares at an average price of $1.12 per share as compensation. As of March 31, 2010, there were a total of 57,857,663 Class A and 500,236 Class B shares issued.

During the three months ended March 31, 2009, the Company issued 551,500 shares at an average price of $0.71 per share as compensation.  As of March 31, 2009, there were a total of 57,670,555 Class A and 500,236 Class B shares issued.

17.          Convertible Notes

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

At any time on or after June 16, 2010, and until June 15, 2012, the Company may redeem the notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest if the closing sale price of the Common Shares is equal to or greater than 150% of the conversion price then in effect and the closing price for the Company’s Common Shares has remained above that price for at least twenty trading days in the period of thirty trading days preceding the Company’s notice of redemption. Beginning on June 16, 2012, the Company may, at its option, redeem all or part of the notes for cash at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

  Canadian accounting standards require the Company to allocate the notes between their equity and debt component parts based on their respective fair values at the time of issuance. The liability component was computed by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. The equity portion of the notes was estimated using the residual value method at approximately $29 million, net of issuance costs. The fair value of the debt component is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes, with the resulting charge recorded as interest expense. The expected life of the notes is an estimate and is subject to change, if warranted by facts and circumstances related to the potential early redemption of the notes by either the Company or the holders.  Interest and accretion expense allocable to the qualifying cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. The Company capitalized interest and accretion on the notes until October, 2009, when the Company filed for arbitration and when the Venezuelan government expropriated Brisas. Thereafter all interest and accretion on the notes has been expensed.

As of March 31, 2010, convertible notes with a face value of $1,151,000 had been settled in cash or repurchased by the Company at a total cost of approximately $451,000.

18.          Takeover Defense and Related Litigation

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

The Company recently added two additional defendants and amended the claim for monetary damages. This amendment required a motion which has now been consented to by the new defendants counsel. The defendants have 60 days to file their defense.

19.          Differences Between Canadian and U.S. GAAP

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, which differ in certain respects from GAAP in the United States. The effect of the principal measurement differences between U.S. and Canadian GAAP are summarized below.

Consolidated Summarized Balance Sheets

                            Canadian GAAP                        Change                            U.S. GAAP

March 31, 2010

Assets

Current assets                                                                             $    77,275,885                    $                  –                    $    77,275,885

Property, plant and equipment, net                                                 30,155,320                                        –                          30,155,320

Other assets                                                                                        8,995,701                                        –                            8,995,701

                                                                                                   $  116,426,906                     $                  –                    $  116,426,906

Liabilities

Convertible notes C                                                                    $    94,485,747                      $    5,482,582                   $    99,968,329

Other liabilities                                                                                   6,738,202                                         –                            6,738,202

                                                                                                   $  101,223,949                      $    5,482,582                    $  106,706,531

Shareholders’ equity

Common shares & equity units B                                                  248,016,755                          (5,698,031)                       242,318,724

Equity component of convertible notes C                                        28,652,785                        (28,652,785)                                        –

Less, common shares & equity units

  held by affiliates                                                                               (636,267)                                        –                              (636,267)

Contributed surplus E                                                                                      –                           5,171,603                            5,171,603

Stock options B                                                                                 10,062,595                          4,434,753                          14,497,348

Accumulated deficit ,B,D                                                                (270,620,206)                      19,261,878                       (251,358,328)

Accumulated other comprehensive income                                          (162,014)                                       –                              (162,014)

KSOP debt                                                                                           (110,691)                                       –                              (110,691)

                                                                                                          15,202,957                         (5,482,582)                           9,720,375

                                                                                                    $  116,426,906                    $                  –                     $  116,426,906

                            Canadian GAAP                        Change                            U.S. GAAP

December 31, 2009

Assets

Current assets                                                                             $    72,303,141                    $                  –                     $    72,303,141

Property, plant and equipment, net                                                 38,122,102                                        –                           38,122,102

Other assets                                                                                        9,489,777                                        –                             9,489,777

                                                                                                   $  119,915,020                     $                  –                     $  119,915,020

Liabilities

Convertible notes C                                                                    $    93,693,168                    $    6,048,554                     $    99,741,722

Other liabilities                                                                                   6,304,252                                        –                             6,304,252

                                                                                                   $    99,997,420                    $    6,048,554                     $  106,045,974

Shareholders’ equity

Common shares & equity units B                                                   247,905,231                         (5,698,031)                      242,207,200

Equity component of convertible notes C                                        28,652,785                       (28,652,785)                                        –

Less, common shares & equity units

  held by affiliates                                                                                (636,267)                                       –                              (636,267)

Contributed surplus E                                                                                      –                          5,171,603                             5,171,603

Stock options B                                                                                10,014,136                          4,434,753                           14,448,889

Accumulated deficit B,D                                                                (265,630,369)                       18,695,906                      (246,934,463)

Accumulated other comprehensive income                                          (277,225)                                       –                             (277,225)

KSOP debt                                                                                           (110,691)                                       –                             (110,691)

                                                                                                          19,917,600                         (6,048,554)                        13,869,046

                                                                                                    $  119,915,020                    $                  –                    $  119,915,020

Consolidated Summarized Statements of Operations

                                                                                                                                                        2010                                    2009

Net Loss under Canadian GAAP                                                                                          $   (4,989,837)                    $   (3,711,206)

    Interest expense D                                                                                                                       565,972                                        –

    Gain on settlement of debt  C                                                                                                               –                               (47,429)

    Income tax  A                                                                                                                                        –                               (69,455)

Net loss under U.S. GAAP                                                                                                      (4,423,865)                         (3,828,090)

Other comprehensive income (loss)

Unrealized gain on available-

  for-sale securities: A

  Holding gain arising during period                                                                                          221,762                               204,280

  Reclassification adjustment for gain
    included in net loss                                                                                                             (106,551)                                         –

    Total comprehensive loss under

      U.S. GAAP                                                                                                                   $   (4,308,654)                     $   (3,623,810)

    Basic and diluted net loss per share

      under U.S. GAAP                                                                                                                 $ (0.08)                               $ (0.07)

Consolidated Summarized Statements of Cash Flows

                                                                                                                                                      2010                                      2009

Cash flow used in operating activities

  under Canadian GAAP                                                                                                       $   (4,061,181)                    $   (6,301,478)

Cash flow used in operating activities

   under U.S. GAAP                                                                                                            $   (4,061,181)                     $   (6,301,478)

Cash flow provided by (used in) investing

  activities under Canadian GAAP                                                                                        $    4,049,334                      $   (2,936,015)

Cash flow provided by (used in) investing

   activities under U.S. GAAP                                                                                            $   4,049,334                      $   (2,936,015)

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

C      In 2007, the company issued $103,500,000 aggregate principal amount of convertible notes. As described in Note 17, under Canadian GAAP these notes are allocated between their equity and debt component parts. The debt component is accreted to the face value of the notes with the resulting interest expense charged to operations.  Under U.S. GAAP, the notes are classified as a liability net of issuance costs and accreted to face value over the term ending on the first put date of the notes. As of March 31, 2010 and December 31, 2009, an additional $23.2 million and $22.6 million, respectively of accretion expense had been incurred for Canadian GAAP purposes over the amount incurred under U.S. GAAP.

D     Prior to the Brisas expropriation and related arbitration filing, the Company capitalized interest on its convertible notes on an interest avoidance basis. The amount capitalized during an accounting period is determined by applying an interest rate to the average amount of accumulated qualifying assets during the period. The Company’s qualifying assets include its costs of developing mining properties and constructing new facilities. The amount capitalized under U.S. GAAP differed from the amount capitalized under Canadian GAAP due to the difference in the amount of qualifying mineral property costs which had been accumulated under the two sets of accounting principles. Subsequent to the expropriation of the Brisas Project, all capitalized interest was written off.

E      In 2003 and 2004, the Company completed equity offerings consisting of common shares and common share purchase warrants. For Canadian GAAP purposes the proceeds from the offerings were recorded as common shares. For U.S. GAAP purposes a value was assigned to the warrants and recorded as a separate element of stockholders’ equity. Warrants that expired unexercised were subsequently recorded as contributed surplus.

Additional Balance Sheet disclosure - U.S. GAAP

            2010                                        2009

Accounts payable                                                                                                            $      1,683,499                        $      2,531,523

Accrued expenses                                                                                                                    1,138,411                                1,258,480

Accounts payable and accrued expenses                                                                         $      2,821,910                        $      3,790,003

20.          Subsequent Event

In April 2010, the Company sold certain mining equipment that had been manufactured for use on the Brisas project. The equipment had a carrying value of approximately $4.6 million and the company recorded a gain on sale of approximately $0.3 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated May 13, 2010, is intended to assist in understanding and assessing our results of operations and financial condition. While we pursue our arbitration claim against the Venezuelan government as more fully discussed below, we are attempting to settle our dispute with the Venezuelan government, mitigate our loss through the sale of Brisas Project assets, and are seeking to invest in or acquire other projects. The expense categories shown in the consolidated statements of operations have been revised on a comparative basis to better present the current operations of the Company. The revisions had no effect on previously reported results of operations.

Gold Reserve, an exploration stage company, is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2009 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”). The Brisas Project is one of the largest undeveloped gold/copper deposits in the world, containing estimated ore reserves of 10.2 million ounces of gold and 1.4 billion pounds of copper.

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

In May 2007 we raised (net of expenses) $177.5 million comprised of $103.5 million of 5.50% senior subordinated convertible notes (“convertible notes”) and $74 million of common shares.  Thereafter we commenced significant pre-construction efforts including awarding contracts for site preparation and construction camp facilities and placing equipment orders totaling approximately $125.3 million.

In April 2008, the MinAmb revoked the March 2007 Authorization to Affect without prior notification.

In August 2008, the Company received an unsolicited nonbinding expression of interest from Rusoro Mining Ltd. (“Rusoro”) to complete a 100% business combination by issuing two shares of Rusoro for each share of Gold Reserve. The Board of Directors of the Company reviewed the expression of interest and unanimously determined that it was inadequate and not in the best interests of the Company’s shareholders.

On December 15, 2008, Rusoro Mining Ltd. (‘Rusoro”), with the assistance of Endeavour Financial International Corporation (“Endeavour”) launched a hostile takeover attempt of the company.  On December 16, 2008, the Company filed an action in the Ontario Superior Court of Justice against Rusoro and Rusoro’s financial advisor Endeavour seeking an injunction restraining Rusoro and Endeavour from proceeding with Rusoro’s unsolicited offer, significant monetary damages, and various other items. Endeavour was the Company’s financial advisor from 2004 until shortly after the commencement of Rusoro’s offer.

On February 10, 2009, the Ontario Superior Court of Justice granted an interlocutory injunction restraining Rusoro from proceeding with any hostile takeover bid to acquire the shares of the Company until the conclusion and disposition at trial of the action commenced by the Company. Following the issuance of the interlocutory injunctions, Rusoro withdrew its unsolicited takeover offer.

On February 15, 2009, Rusoro and Endeavour both served a motion with the Ontario Superior Court of Justice seeking permission to appeal to the Divisional Court the February 10, 2009 order that was granted against them. On April 6, 2009 the permission to appeal was denied.  Rusoro has filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction. Endeavour has filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer.

      On April 21, 2009 the Company notified the Venezuelan government of the existence of a dispute under the Agreement between the Government of Canada and the Government of the Republic of Venezuela for the Promotion and Protection of Investments (“Canada – Venezuela Treaty”) after months of continuous efforts to meet with representatives of the Venezuelan government to resolve the issues related to the May 2008 revocation of the Authorization to Affect.

In May 2009 the Venezuelan government denied the extension of the Brisas Alluvial Concession which contains 3% of the gold and no copper mineralization and the El Pauji Concession (used for Brisas project infrastructure purposes).  Pursuant to Article 25 of the Venezuelan mining law the Company applied for extensions of the Brisas Alluvial Concession in October 2007 and the El Pauji Concession in January 2008.  MIBAM did not respond to our request for the extensions during the requisite 6 month time period. Accordingly, the extensions were automatically granted pursuant to the mining law.

After six months of unsuccessful attempts to meet with government officials to resolve the investment dispute, on October 21, 2009 the Company filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela.

In evident retaliation, Venezuelan government personnel arrived at the Brisas Project camp site on October 26, 2009, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently, on November 4, 2009, the Venezuelan government notified the Company through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel the Company’s underlying Brisas hard rock concession which contains 97% of the gold and 100% of the copper mineralization.

As a result of the expropriation of the Brisas Project by the Venezuelan government, in 2009 we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million.  Also, we no longer report mineral reserves for Brisas, and we have discontinued our activities relating to the Brisas and Choco 5 properties.

 In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  Our current arbitration efforts consist of engaging and assisting technical, legal, and financial experts, and developing and filing our initial pleadings, the filing of which is expected to occur in September 2010.

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

The information contained in this Quarterly Report on Form 10-Q relating to Brisas and Choco 5 is presented for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

We have no commercial production at this time and, as a result, we have not recorded revenue or cash flows from mining operations and continue to experience losses from operations, a trend we expect to continue unless and until the investment dispute regarding Brisas is resolved favorably to the Company and/or we acquire directly or indirectly other mining projects. Historically we have financed the Company’s operations through the issuance of common stock, other equity securities and convertible debt. The Company has only one operating segment, the exploration and development of mineral properties. We prepare our consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in Canada (see Note 19 to the Consolidated Financial Statements- Differences Between Canadian and U.S. GAAP).

The Company’s historical results of operations and current financial position are a result of the Company’s efforts, since 1992, to develop the Brisas Project into an operating mine and more specifically, our decision, subsequent to the issuance of the Authorization to Affect (the authorization to begin construction of the Brisas Project), to raise $ 177.5 million through the issuance of convertible notes and common shares, place orders to acquire approximately $125 million of equipment, and to continue the development of Brisas.

Likewise our October 2009 Request for Arbitration under the Additional Facility Rules of ICSID and the write-off of the costs associated with our Venezuelan operations will shape the future financial position and results of operations of the Company. We expect the arbitration process to last approximately three years, consume substantial management time and cost an estimated $5 million to $8 million, excluding the time and funds necessary to collect on any award.

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

In addition to the management of our arbitration claim we will continue to explore opportunities to: (1) settle our dispute with Venezuela; (2) sell Brisas Project assets; (3) redeem, restructure or otherwise modify the terms of the 5.50% subordinated notes; and (4) continue evaluating other mining opportunities for a direct or indirect participation. The successful execution of these objectives will be facilitated by the Company’s senior management team which has considerable technical, financial and administrative experience related to the mining industry. The timing of our involvement in any new mining opportunity if any, and the amounts that may be required cannot be determined at this time and are subject to available cash, sale of equipment originally slated for the Brisas Project and/or future financings, if any.

Investors are urged to read our filings with U.S. and Canadian securities regulatory agencies, which can be viewed on-line at www.sec.gov, www.sedar.com or at the Company’s website, www.goldreserveinc.com which also includes the Company’s corporate governance policies. Additionally, you can request a copy of any of these documents directly from us.

Financial Overview

Cautionary Statement Regarding Forward-Looking Statements

The information presented or incorporated by reference in this Quarterly Report on Form 10-Q contains both historical information and forward-looking statements (within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Securities Act (Ontario)) that may state our intentions, hopes, beliefs, expectations or predictions for the future. In this report, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements of the Company to be materially different from our estimated future results, performance, or achievements expressed or implied by those forward-looking statements.

These forward-looking statements involve risks and uncertainties, as well as assumptions that may never materialize, prove incorrect or materialize other than as currently contemplated which could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “may,” “could” and other similar expressions that are predictions of or indicate future events and future trends which do not relate to historical matters, identify forward-looking statements. Any such forward-looking statements are not intended to give any assurances as to future results. Numerous factors could cause actual results to differ materially from those in the forward-looking statements. Due to risks and uncertainties, including the risks and uncertainties identified in our Annual Report on Form 10-K- “Part I- Item 1A. Risk Factors”, actual results may differ materially from current expectations.

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

•         the prospects for exploration and development of other mining projects by us;

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

Liquidity and Capital Resources

At March 31, 2010 our total financial resources, which included cash and cash equivalents, restricted cash and marketable securities, were approximately $80.7 million compared to $81.2 million at December 31, 2009. The Company’s cash and investments are held primarily in US dollar denominated accounts.

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$ 60,983,350	$ 60,962,813
Restricted cash	8,995,701	9,489,777
Marketable securities	10,760,530	10,773,845
Total	$ 80,739,581	$ 81,226,435

Overall financial resources decreased approximately $0.5 million from December 31, 2009.  This decrease was primarily due to approximately $4.1 million used by operations more fully described below in results of operations, purchases of property, plant and equipment of approximately $0.5 million relating to our purchase commitments for the Brisas Project, partially offset by net proceeds from the disposition of marketable securities of approximately $0.2 million and approximately $3.9 million from the disposition of equipment.

As of May 13, 2010 we held approximately $82 million in cash (including restricted cash of approximately $9.0 million held pursuant to a letter of credit for certain equipment purchase commitments) and marketable securities. The primary future obligation of the Company is the 5.50% senior subordinated notes which may be settled in cash or common shares in the event the holder chooses the one-time option to put the notes back to the Company for repurchase on June 15, 2012 (see Note 17 to the consolidated financial statements). As a result, in the near-term we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2011.

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

Operating Activities

Cash flow used by operating activities for the three month period ended March 31, 2010 was approximately $4.1 million, which was a decrease over the same period in 2009 of approximately $2.2 million.

Investing Activities

	2010	2009	Change
Purchase of property, plant and equipment	$ (498,440)	$ (2,904,650)	$ 2,406,210
Net proceeds from marketable securities	188,057	-	188,057
Proceeds from sale of equipment	3,865,641	-	3,865,641
Decrease (increase) in restricted cash	494,076	-	494,076
Other	-	(31,365)	31,365
	$ 4,049,334	$ (2,936,015)	$ 6,985,349

Investing activities during the three months ended March 31, 2010 and 2009 included net investment in property, plant and equipment of approximately $0.5 million compared to $2.9 million, respectively. These payments primarily relate to obligations related to the 2007 equipment orders for Brisas.  Management continues with its efforts to dispose of certain assets originally acquired for the Brisas Project. In the third quarter ended March 31, 2010, the Company recovered approximately $3.9 million through the disposal of these assets. During the three months ended March 31, 2010 and 2009, net proceeds from disposition of marketable securities totaled approximately $0.2 million compared to nil, respectively.

In connection with a portion of the 2007 equipment orders for Brisas, we opened an irrevocable standby letter of credit with a Canadian chartered bank providing security on the performance of our obligations, secured by cash.  As of March 31, 2010 and 2009, the Company had restricted cash of approximately $9.0 million and $9.5 million, respectively as required by this letter of credit.  The $0.5 million reduction of restricted cash during the three months ended March 31, 2010 was due to payments related to the 2007 equipment orders.

Financing Activities

	2010	2009	Change
Net proceeds from issuance of common shares	$ 32,384	-	$ 32,384
Extinguishment of convertible notes	-	$ (415,254)	415,254
	$ 32,384	$ (415,254)	$ 447,638

The convertible notes are trading in the gray market often at a significant discount to face value. As the terms of the indenture provide that the Company may repurchase the convertible notes in open market purchases or negotiated transactions, in 2009 we re-purchased approximately $1.1 million (face value) of convertible notes for approximately $0.5 million.

Management continues to explore broader efforts to redeem all or a portion of the outstanding convertible notes. These efforts could include a public offer to reacquire all or a portion of the notes or a more limited “Dutch auction” or individual private transactions. The time and extent of any plan will be influenced by, among other things, terms of the indenture, regulatory issues, market conditions and available cash.

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

Contractual Obligations

The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of March 31, 2010:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	More Than 5 Years
Convertible Notes(1)	$116,421,988	$5,629,195	$110,792,793	–
Equipment Contracts(2)	9,024,135	9,024,135	–	–
Total	$125,446,123	$14,653,330	$110,792,793	–

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

As of March 31, 2010, $1,151,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $451,000. The amounts shown above include the interest and principal payments due based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

2         The Company originally placed orders totaling $125.3 million for the fabrication of processing equipment, mobile equipment and other mining equipment and related engineering. As of March 31, 2010, the Company had equipment orders totaling $61.7 million and has made payments on these orders of $52.7 million.

Results of Operations

	2010	2009	Change

Summary Results of Operations
Other Income	$ 309,188	$ 659,928	$ (350,740)
Total expenses	(5,299,025)	(4,371,134)	(927,891)
Net Loss	$ (4,989,837)	$ (3,711,206)	$ (1,278,631)

Consolidated net loss for the three months ended March 31, 2010 was approximately $5.0 million, an increase of approximately $1.3 million from 2009. The change in net loss was due to a decrease in other income of approximately $0.3 million and an increase in expenses of approximately $1 million.

Other Income
Interest	$ 64,519	$ 79,942	$ (15,423)
Gain on extinguishment of debt	-	601,936	(601,936)
Gain (loss) on disposition of marketable securities	106,551	-	106,551
Gain on sale of equipment	55,874	-	55,874
Foreign currency gain (loss)	82,244	(21,950)	104,194
	$ 309,188	$ 659,928	$ (350,740)

The reduction in other income is primarily attributed to a reduction in gain on extinguishment of debt of approximately $0.6 million, due to the absence of any re-purchases of the Company’s convertible notes, partially offset by gains on the disposition of marketable securities of approximately $0.1 million and on sale of equipment of approximately $0.1 million.

Expenses

Corporate general and administrative	$ (978,693)	$ (1,185,662)	$ 206,969
Venezuelan expenses	(450,117)	(782,470)	332,353
Equipment holding costs	(340,754)	(35,458)	(305,296)
Corporate communications	(130,114)	(194,269)	64,155
Legal and accounting	(127,151)	(787,069)	659,918
	(2,026,829)	(2,984,928)	958,099
Arbitration	(1,079,269)	-	(1,079,269)
Takeover defense	-	(1,453,655)	1,453,655
Minority interest	5,256	(2,681)	7,937
Interest expense	(2,199,877)	-	(2,199,877)
Income tax benefit	1,694	70,130	(68,436)
	$ (5,299,025)	$ (4,371,134)	$ (927,891)

Operating costs decreased by approximately $1.0 million primarily as a result of reductions related to both the number of personnel and compensation related items, fees associated with consultants and litigation costs. Cost reductions were partially offset by costs associated with the storage, maintenance and insuring the remaining equipment originally purchased for the Brisas Project. The change in legal and accounting is primarily attributable to the 2009 litigation related to the unsolicited takeover offer launched in December 2008.

These decreases have been supplemented by a decline in takeover defense costs of approximately $1.5 million, but offset by an increase of approximately $1.1 million in costs associated with the arbitration process and an increase in interest expense of approximately $2.2 million as a result of no longer capitalizing interest expense subsequent to the date Brisas was expropriated and we filed for arbitration with ICSID.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Transactions with Related Parties

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. The Company owned 12,062,953 common shares of MGC Ventures at March 31, 2010 and December 31, 2009 which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at March 31, 2010 and December 31, 2009.  In addition, MGC Ventures owned 280,000 common shares of Great Basin at March 31, 2010 and December 31, 2009. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. The Company owned 15,661,595 common shares of Great Basin at March 31, 2010 and December 31, 2009, which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at March 31, 2010 and December 31, 2009. Great Basin also owned 170,800 common shares of MGC Ventures at March 31, 2010 and December 31, 2009. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.     CONTROLS AND PROCEDURES

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Arbitration

On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”). In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).

The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  Our current arbitration efforts consist of engaging and assisting technical, legal, and financial experts and developing and filing our initial pleadings.  The first session was held with the Tribunal on April 23, 2010 with several procedural matters agreed to, including the tentative time schedule for the Arbitration.  The filing of our claim is planned for September 2010.

The Canada-Venezuela Treaty requires as a precondition to bringing an arbitration claim under the Treaty that an investor and any enterprise the investor owns directly or indirectly that has suffered losses that form the basis of a claim by the investor to "waive[ ]  its right to initiate or continue any other proceedings in relation to the measure that is alleged to be in breach of  [the Treaty]  before the courts or tribunals of the Contracting Party concerned or in a dispute settlement procedure of any kind."  As a result, the Company and its relevant subsidiaries waived their right to commence or continue before Venezuelan courts or tribunals with other legal or administrative challenges to the conduct that forms the basis of the ICSID claim, including the revocation of the Authorization to Affect and the denial of the extension of the Brisas Alluvial and El Pauji Concessions.

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

The Company recently added two additional defendants and amended the claim for monetary damages. This amendment required a motion which has now been consented to by the new defendants counsel. The defendants have 60 days to file their defense.

ITEM 1A.     RISK FACTORS

The risk factors for the quarter ended March 31, 2010 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.       [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION - None

 ITEM 6.      EXHIBITS

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

EXHIBIT 31.1                     CERTIFICATION OF THE CEO PURSUANT TO SECTION 302

I, Rockne J Timm, certify that:

1. I have reviewed this report on Form 10-Q of Gold Reserve Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Rockne J. Timm

Rockne J. Timm

Chief Executive Officer

May 13, 2010

EXHIBIT 31.2                     CERTIFICATION OF THE CFO PURSUANT TO SECTION 302

I, Robert A. McGuinness, certify that:

1. I have reviewed this report on Form 10-Q of Gold Reserve Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Robert A. McGuinness

Robert A. McGuinness

Vice President Finance and Chief Financial Officer

May 13, 2010

EXHIBIT 32.1 CERTIFICATION OF THE CEO PURSUANT TO SECTION 906

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Rockne J. Timm, Chief Executive Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2010 of Gold Reserve Inc. that:

(1) The Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained and incorporated by reference in the Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Gold Reserve Inc.

/s/ Rockne J. Timm

Rockne J. Timm

Chief Executive Officer

May 13, 2010

EXHIBIT 32.2 CERTIFICATION OF THE CFO PURSUANT TO SECTION 906

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Robert A. McGuinness, Vice President Finance and Chief Financial Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2010 of Gold Reserve Inc. that:

(1) The Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained and incorporated by reference in the Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Gold Reserve Inc.

/s/ Robert A. McGuinness

Robert A. McGuinness

Vice President Finance and Chief Financial Officer

May 13, 2010