Form 10-Q
period 2010-06-30
GOLD RESERVE INC
filed 2010-08-11
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 11, 2010, 57,798,163 Class A common shares, no par value per share, and 961 Class B common shares, no par value per share, were issued and outstanding.

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

June 30, 2010 (unaudited)

                                                                                                            June 30,                 December 31,

U.S. Dollars                                                                                                                             2010                             2009

ASSETS

Current Assets:

Cash and cash equivalents (Note 4)                                                                                $        59,298,629            $      60,962,813

Marketable debt securities (Note 5)                                                                                         10,080,457                    10,175,020

Marketable equity securities (Note 6)                                                                                        1,376,945                         598,825

Deposits, advances and other                                                                                                       775,979                         566,483

Total current assets                                                                                                                  71,532,010                    72,303,141

Property, plant and equipment, net (Note 9)                                                                          30,063,783                    38,122,102

Restricted cash (Note 13)                                                                                                          8,995,701                      9,489,777

Total assets                                                                                                                      $    110,591,494            $    119,915,020

LIABILITIES

Current Liabilities:

Accounts payable and accrued expenses                                                                         $        1,845,903            $        3,790,003

Accrued interest                                                                                                                           234,550                         234,550

Total current liabilities                                                                                                               2,080,453                      4,024,553

Convertible notes (Note 16)                                                                                                    95,286,586                    93,693,168

Other                                                                                                                                         2,266,743                      2,279,699

Total liabilities                                                                                                                         99,633,782                    99,997,420

Measurement uncertainty (Note 1)

Commitments and contingencies (Notes 11, 13)

SHAREHOLDERS' EQUITY

Serial preferred stock, without par value, none issued                                                                            –                                    –

Common shares and equity units, without par value (Note 15)                                             248,212,543                  247,905,231

Equity component of convertible notes (Note 16)                                                                   28,652,785                    28,652,785

Less common shares held by affiliates                                                                                        (636,267)                      (636,267)

Stock options (Note 11)                                                                                                          10,067,220                    10,014,136

Accumulated deficit                                                                                                             (275,341,372)               (265,630,369)

Accumulated other comprehensive income (loss)                                                                        113,494                        (277,225)

KSOP debt (Note 10)                                                                                                                 (110,691)                      (110,691)

Total shareholders' equity                                                                                                        10,957,712                    19,917,600

Total liabilities and shareholders' equity                                                                          $    110,591,494            $    119,915,020

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:

                s/ Chris D. Mikkelsen                                             s/ Patrick D. McChesney

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

                                                                                            Three Months Ended                           Six Months Ended

U.S. Dollars                                                                     2010                         2009                       2010                     2009

OTHER INCOME

Interest                                                                        $       64,018            $       67,310          $       128,537              $     147,252

Gain on extinguishment of debt                                                    –                              –                              –                     601,936

Gain on disposition of marketable securities                                 –                1,853,983                   106,551                  1,853,983

Gain on sale of equipment                                                  314,170                              –                   370,044                                –

Foreign currency gain (loss)                                                 62,042                    (28,971)                  144,286                      (50,921)

                                                                                     440,230                1,892,322                   749,418                  2,552,250

EXPENSES

Corporate general and administrative                                 808,080                1,332,625                1,781,517                  2,520,968

Venezuelan expenses                                                          426,534                   684,351                   876,651                  1,466,821

Equipment holding costs                                                    138,235                     27,500                   478,989                       62,958

Corporate communications                                                 132,177                   210,182                   262,291                     404,451

Legal and accounting                                                          164,511                   282,870                   291,662                  1,069,939

Arbitration (Note 3)                                                        1,344,669                              –                2,423,938                                –

Takeover defense (Note 17)                                                          –                    (94,457)                             –                  1,359,198

                                                                                        3,014,206                2,443,071                6,115,048                  6,884,335

Loss before interest expense

  and income tax                                                             (2,573,976)                (550,749)             (5,365,630)               (4,332,085)

Interest expense                                                             (2,208,138)                             –               (4,408,015)                               –

Loss before income tax                                                 (4,782,114)                 (550,749)             (9,773,645)              (4,332,085)

Income tax benefit (expense)                                                60,948                 (236,807)                    62,642                   (166,677)

Net loss for the period                                              $   (4,721,166)           $   (787,556)         $ (9,711,003)              $(4,498,762)

Net loss per share, basic and diluted                        $            (0.08)            $        (0.01)         $          (0.17)              $        (0.08)

Weighted average common

   shares outstanding                                                      57,763,646              57,421,516              57,647,029                57,191,673

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF DEFICIT

For the Six Months Ended June 30, 2010 and 2009 (unaudited)

U.S. Dollars

Deficit, December 31, 2009                                                                                                                                  $   (265,630,369)

Net loss for the period                                                                                                                                                   (9,711,003)

Deficit, June 30, 2010                                                                                                                                          $   (275,341,372)

Deficit, December 31, 2008                                                                                                                                  $   (100,180,541)

Net loss for the period                                                                                                                                                   (4,498,762)

Deficit, June 30, 2009                                                                                                                                          $   (104,679,303)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

                                                                                        Three Months Ended                        Six Months Ended

U.S. Dollars                                                                     2010                     2009                       2010                        2009

Net loss for the period                                                $ (4,721,166)        $    (787,556)          $ (9,711,003)            $ (4,498,762)

Other comprehensive income, net of tax:

   Unrealized gain on marketable securities                         275,508                 816,597                   497,270                     951,422

   Adjustment for realized gains

         included in net loss                                                               –             (1,853,983)                (106,551)               (1,853,983)

Other comprehensive income (loss)                                   275,508             (1,037,386)                  390,719                    (902,561)

Comprehensive loss for the period                             $ (4,445,658)        $ (1,824,942)          $ (9,320,284)            $ (5,401,323)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)

                                                                                                      Three Months Ended                           Six Months Ended

U.S. Dollars                                                                                 2010                   2009                         2010                 2009

Cash Flows from Operating Activities:

Net loss for the period                                                          $ (4,721,166)             $   (787,556)          $ (9,711,003)      $ (4,498,762)

Adjustments to reconcile net loss to net cash

  used by operating activities:

    Stock option compensation                                                        10,573                     199,906                     81,172               384,742

    Depreciation                                                                               35,576                       53,954                     75,719               108,047

    Gain on extinguishment of debt                                                          –                                –                              –              (601,936)

    Gain on sale of equipment                                                      (314,170)                               –                  (370,044)                         –

    Amortization of premium on

      marketable debt securities                                                         47,543                       13,584                     94,563                 13,584

    Accretion of convertible notes                                                  800,839                                –                1,593,418                          –

    Foreign currency loss                                                                          –                       35,586                              –               108,078

    Other                                                                                           (7,700)                      (7,645)                  (12,956)                (4,964)

    Net gain on disposition of marketable securities                                 –                 (1,853,983)                (106,551)         (1,853,983)

    Future income tax (benefit) expense                                         (58,466)                    239,270                    (58,466)              169,815

    Shares issued for compensation                                               181,140                                –                   238,140               392,025

Changes in non-cash working capital:

       Net decrease (increase) in deposits and advances                  140,714                     413,623                  (209,496)            (207,288)

       Net decrease in accounts payable

         and accrued expenses                                                      (2,383,306)               (1,702,128)             (1,944,100)         (3,706,225)

Net cash used in operating activities                                        (6,268,423)               (3,395,389)           (10,329,604)         (9,696,867)

Cash Flows from Investing Activities:

Proceeds from disposition of marketable securities                                 –                  2,574,279                   609,592            3,074,279

Purchase of marketable securities                                                 (410,441)             (12,920,028)                (831,976)       (13,420,028)

Purchase of property, plant and equipment                                             –                 (2,851,248)                (498,440)         (5,755,898)

Proceeds from sales of equipment                                               4,985,443                                –                8,851,084                          –

Decrease in restricted cash                                                                      –                       748,808                   494,076               748,808

Interest paid on convertible notes                                                           –                   (2,828,841)                            –           (2,828,841)

Other                                                                                                       –                           2,896                              –                (28,469)

Net cash provided by (used in) investing activities                   4,575,002               (15,274,134)               8,624,336         (18,210,149)

Cash Flows from Financing Activities:

Net proceeds from the issuance of common shares                          8,700                                –                     41,084                          –

Extinguishment of convertible notes                                                       –                                 –                              –              (415,254)

Net cash provided by (used in) financing activities                          8,700                                –                     41,084              (415,254)

Change in Cash and Cash Equivalents:

Net decrease in cash and cash equivalents                               (1,684,721)             (18,669,523)              (1,664,184)         (28,322,270)

Cash and cash equivalents - beginning of period                    60,983,350                81,897,420               60,962,813            91,550,167

Cash and cash equivalents - end of period                          $  59,298,629             $ 63,227,897           $ 59,298,629          $ 63,227,897

The accompanying notes are an integral part of the consolidated financial statements.

1.             The Company and Significant Accounting Policies

The Company. Gold Reserve Inc. (the “Company”) is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada, and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956. The Company is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2009 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”).  As further detailed in Note 3, we discontinued development of the Brisas Project after it was expropriated by the Venezuelan government and while we are pursuing our arbitration claim we are also seeking to invest in or acquire alternative mining projects. The Company has no revenue producing mining operations at this time. All amounts shown herein are expressed in U.S. dollars unless otherwise noted. The expense categories shown in the consolidated statements of operations have been revised on a comparative basis to better present the current operations of the Company. The revisions had no effect on previously reported results of operations.

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

Principles of Consolidation. The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in Canada, which as described in Note 18, differ in certain material respects from accounting principles generally accepted in the U.S.

 These consolidated financial statements include the accounts of the Company, Gold Reserve Corporation, two domestic subsidiaries, Great Basin Energies, Inc. (“Great Basin”) and MGC Ventures Inc. (“MGC Ventures”), four Venezuelan subsidiaries, two Barbadian subsidiaries and one Aruban subsidiary which were formed to hold the Company’s interest in its foreign subsidiaries or for future transactions. All subsidiaries are wholly owned with the exception of Great Basin and MGC Ventures which are 45% and 44% owned, respectively. All intercompany accounts and transactions have been eliminated on consolidation. The Company’s policy is to consolidate those subsidiaries where control exists. See Note 12.

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

Measurement Uncertainty. Any operations we may have are subject to the effects of changes in legal, tax and regulatory regimes, political, labor and economic developments, social and political unrest, currency and exchange controls,  import/export restrictions and government bureaucracy in the countries in which we may operate. In 2009, subsequent to the expropriation and the resulting loss of control and physical access to the Brisas project, we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. The realizable value of the remaining processing and related equipment may be different than management’s current estimate. See Notes 3, 9 and 13. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

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

After months of continuous efforts to meet with representatives of the Venezuelan government to resolve the issues related to the revocation of the Authorization to Affect, on April 21, 2009 the Company notified the Venezuelan government of the existence of a dispute under the Agreement between the Government of Canada and the Government of the Republic of Venezuela for the Promotion and Protection of Investments (“Canada – Venezuela Treaty”).

After additional months of efforts to meet with representatives of the Venezuelan government to resolve the issues related to the revocation of the Authorization to Affect, on October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”).  On October 26, 2009, Venezuelan government personnel arrived at the Brisas Project camp site, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently, on November 4, 2009, the Venezuelan government notified the Company through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel the Company’s underlying hard rock concession which was formally cancelled in June 2010. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).

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

The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  Our current arbitration efforts consist of engaging and assisting technical, legal, and financial experts and developing and filing our initial pleadings.  The first session was held with the Tribunal on April 23, 2010 with several procedural matters agreed to, including the tentative time schedule for the Arbitration.  The filing of our initial written submission, known as the Memorial, is planned for September 2010.

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

4.             Cash and Cash Equivalents

                                                                                                                                                       June 30,             December 31,

          2010                     2009

Bank deposits                                                                                                                            $  52,118,577           $ 53,900,646

Money market funds                                                                                                                       7,180,052                7,062,167

Total                                                                                                                                           $ 59,298,629           $ 60,962,813

The above amounts exclude restricted cash of approximately $9 million and $9.5 million as at June 30, 2010 and December 31, 2009, respectively. See Note 13, Commitments. At June 30, 2010 and December 31, 2009, the Company had approximately $217,000 and $59,000 respectively, in Venezuela and banks outside Canada and the U.S.

5.             Marketable Debt Securities

                                                                                                                                             June 30,                         December 31,

            2010                                  2009

Amortized cost                                                                                                              $  10,080,457                           $ 10,175,020

The Company’s marketable debt securities are classified as held-to-maturity and are measured at amortized cost using the effective interest rate method.

6.             Marketable Equity Securities

                                                                                                                                                   June 30,                   December 31,

                  2010                            2009

Fair value at beginning of year                                                                                                 $      598,825                   $ 1,342,760

Acquisitions                                                                                                                                     581,977                      2,135,293

Dispositions, at cost                                                                                                                      (253,041)                   (2,102,548)

Realized (gain) loss on sale                                                                                                            (106,551)                   (2,274,848)

Unrealized gain (loss)                                                                                                                      555,735                      1,498,168

Fair value at balance sheet date                                                                                                 $  1,376,945                  $    598,825

The Company’s marketable equity securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. As of June 30, 2010 and December 31, 2009 marketable securities had a cost basis of $1,204,985 and $876,049, respectively.

7.             Financial Instruments

The fair values as at June 30, 2010 and December 31, 2009 along with the carrying amounts shown on the consolidated balance sheets for each classification of financial instrument are as follows:

                                                                                                           June 30, 2010                                     December 31, 2009

                                                                                               Carrying                    Fair                       Carrying                      Fair

                                                        Classification                  Amount                   Value                       Amount                   Value

Cash and cash equivalents                  held for trading         $ 59,298,629       $ 59,298,629               $ 60,962,813       $ 60,962,813

Restricted cash                                    held for trading             8,995,701            8,995,701                    9,489,777            9,489,777

Marketable debt securities                  held to maturity          10,080,457          10,097,000                  10,175,020          10,208,950

Marketable equity securities              available for sale            1,376,945            1,376,945                       598,825               598,825

Deposits advances and other              held to maturity               775,979               775,979                       566,483               566,483

A/P and accruals                    other financial liabilities             1,845,903            1,845,903                    3,790,003            3,790,003

Accrued interest                     other financial liabilities               234,550               234,550                       234,550               234,550

Convertible notes                   other financial liabilities          95,286,586          63,544,849                  93,693,168          52,540,530

Fair value estimates for marketable securities are made at the balance sheet date by reference to recent market transactions. The convertible notes are not listed on an exchange and the market for them is not active. Fair value estimates for convertible notes are made at the balance sheet date by reference to weighted average transaction prices over the preceding twelve months.

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

                                                                                           Fair value

                                                                                       June 30, 2010               Level 1                Level 2                Level 3

Cash and cash equivalents                                                $ 59,298,629           $ 59,298,629

Marketable equity securities                                                1,376,945                1,376,945                          –                      –

Restricted cash                                                                     8,995,701                8,995,701

                                                                                          Fair value

                                                                                  December 31, 2009           Level 1                Level 2                Level 3

Cash and cash equivalents                                                $ 60,962,813           $ 60,962,813

Marketable equity securities                                                    598,825                   598,825                          –                      –

Restricted cash                                                                      9,489,777                9,489,777

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

                                                                           Payments due by Period

                                                                                               Less than                                                                         More Than

                                      Total                       1 Year                     1-3 Years               4-5 Years            5 Years

A/P and accruals         $     1,845,903             $ 1,845,903                              –                              –                        –

Interest                                         11,258,390                5,629,195           $   5,629,195                              –                        –

Principal                        102,349,000                              –            102,349,000                              –                        –

Total                           $ 115,453,293             $ 7,475,098         $ 107,978,195                              –                        –

c)               The Company is subject to currency risk mainly due to its operations in Venezuela. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash, value added tax and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net gain or loss from the translation of foreign currency denominated financial instruments, for the six months ended June 30, 2010 and 2009, by the amounts shown below.

                                                                                        2010                       2009

Venezuelan Bolívar                                                                       $ (492)                 $ 69,580

Canadian dollar                                                                           (412)                         625

Total                                                                                        $ (904)                 $ 70,205

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

9.             Property, Plant and Equipment

                                                                                                                                                Accumulated

                                    Cost                    Depreciation                               Net

June 30, 2010

United States

Machinery and equipment deposits                                             $        29,563,378                $                    –             $        29,563,378

Furniture and office equipment                                                                   503,787                          (417,111)                            86,676

Leasehold improvements                                                                               41,190                            (37,948)                              3,242

                                                                                                      $        30,108,355                $        (455,059)           $        29,653,296

Venezuela

Buildings                                                                                      $             403,286                $        (269,818)           $             133,468

Furniture and office equipment                                                                  482,562                          (451,611)                            30,951

Transportation equipment                                                                         329,150                          (292,463)                            36,687

Machinery and equipment                                                                         497,808                          (288,427)                          209,381

                                                                                                                1,712,806                       (1,302,319)                          410,487

Total                                                                                            $        31,821,161                $     (1,757,378)           $        30,063,783

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

10.          KSOP Plan

The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts is at the discretion of the Company’s board of directors, subject to certain limitations. The value of the shares allocated is recorded in the statement of operations with a reduction of the KSOP debt account. The Company allocated shares or made cash contributions to eligible participants for the Plan years 2010, 2009 and 2008 valued at $0, $57,292 and $269,679, respectively. As of June 30, 2010, 22,246 common shares remain unallocated to plan participants.

11.          Stock Based Compensation

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

Combined share option transactions for the six months ended June 30, 2010 and 2009 are as follows:

                        2010                                                    2009

                                                                                                                  Weighted                                              Weighted

                                                                                                                   Average                                                Average

                                                                                                                    Exercise                                                Exercise

                                                                                              Shares               Price                        Shares                  Price

Options outstanding at beginning of period                            4,573,318           $ 2.67                         5,007,931           $ 3.18

Options exercised                                                                    (141,666)              0.29                                      –                  –

Options expired                                                                       (339,582)              4.70                          (382,922)             4.15

Options forfeited                                                                     (101,917)              2.83                            (10,000)             4.83

Options granted                                                                                     –                  –                            547,500              0.73

Options outstanding at end of period                                      3,990,153              2.58                        5,162,509              2.85

Options exercisable at end of period                                       3,562,364            $ 2.85                       3,693,199           $ 3.74

Options available for

    grant at end of period

    under 1997 plan                                                                  2,552,189                                              1,610,988

Options available for

    grant at end of period

    under Venezuelan plan                                                        5,165,338                                              4,860,661

                                                                                                          Price                                                    Price

                                                                                                         Range                                                  Range

Exercise price at end of period                                                    $0.29 - $ 5.36                                     $ 0.29 - $ 5.36

Exercise price for exercisable shares                                           $0.29 - $ 5.36                                     $ 0.29 - $ 5.36

The following table relates to stock options at June 30, 2010:

                                                                                                                                                                           Weighted Average

                                                                           Weighted                     Weighted                                                   Exercise Price

Price                                   Number              Average Remaining            Average                   Number                of Exercisable

Range                              Outstanding              Contractual Life          Exercise Price            Exercisable                   Options

$0.29 - $0.29                    1,130,577                         3.43                          $0.29                        702,788                    $0.29

$0.73 - $1.89                       921,250                         2.32                          $1.22                        921,250                    $1.22

$3.95 - $4.19                       686,000                         1.27                          $4.12                        686,000                    $4.12

$4.22 - $4.62                       398,500                         1.11                          $4.48                        398,500                    $4.48

$4.83 - $4.83                       574,826                         0.64                          $4.83                        574,826                    $4.83

$5.07 - $5.36                       279,000                         1.42                          $5.19                        279,000                    $5.19

$0.29 - $5.36                    3,990,153                         2.03                          $2.58                     3,562,364                    $2.85

The Company recorded compensation expense during the six months ended June 30, 2010 and 2009 of $81,172 and $384,742, respectively, for stock options granted.  During the six months ended June 30, 2010 and 2009, 0 and 547,500 new options were granted, respectively.  The fair value of options granted in 2009 was calculated at $323,449 using the Black-Scholes model based on the following assumptions:

Weighted average risk free interest rate                                                                          1.46%

Expected life                                                                                                               4.6 years

Expected volatility                                                                                                          120%

Dividend yield                                                                                                                     nil

In addition to the equity incentive plans, the Company also maintains the Gold Reserve Director and Employee Retention Plan.  Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas project or in the event of a change of control.  The Company’s Board of Directors is currently evaluating modifying the vesting provisions of the units to more adequately reflect the current business objectives of the Company including successful arbitration, settlement of our dispute with Venezuela, reacquiring the rights to the Brisas Project and successful acquisition of a new business opportunity meeting specific parameters. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  As of June 30, 2010 an aggregate of 1,732,500 unvested Units have been granted to directors and executive officers of the Company and 315,000 Units have been granted to other employees.  The value of these units, based on the grant date value of the Class A shares, was approximately $8.9 million

12.          Related Party Transactions:

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. The Company owned 12,062,953 common shares of MGC Ventures at June 30, 2010 and December 31, 2009, which represented 44% of its outstanding shares. The Company believes it has control over MGC Ventures due to the combined shareholdings of the Company and its officers and directors. MGC Ventures owned 258,083 common shares of the Company at June 30, 2010 and December 31, 2009.  In addition, MGC Ventures owned 280,000 common shares of Great Basin at June 30, 2010 and December 31, 2009. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. The Company owned 15,661,595 common shares of Great Basin at June 30, 2010 and December 31, 2009, which represented 45% of its outstanding shares. The Company believes it has control over Great Basin due to the combined shareholdings of the Company and its officers and directors. Great Basin owned 491,192 common shares of the Company at June 30, 2010 and December 31, 2009. Great Basin also owned 170,800 common shares of MGC Ventures at June 30, 2010 and December 31, 2009. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

13.          Commitments

In mid 2007, we commenced procurement efforts for the Brisas Project and placed orders totaling approximately $125 million for a gyratory crusher, pebble crushers, SAG and ball mills, mill motors, and other equipment for the Brisas Project. Since the revocation of the Authorization to Affect, the Company has sold certain equipment (one SAG mill, primary crusher, regrind mill, two ball mills (35,000 tonne per day through-put) and related motors as well as mobile equipment) originally costing approximately $61.4 million. The Company recovered approximately $35.1 million of progress payments and the purchaser assumed the Company's remaining payment obligations of approximately $21.9 million resulting in a combined loss on sale of equipment of approximately $4.4 million. As of June 30, 2010, the Company has equipment commitments totaling $61.7 million and has made payments on these orders of $52.7 million. Payments on the remaining commitments of $9 million are due within one year.  In connection with a portion of these commitments, the Company opened an irrevocable standby letter of credit with a Canadian chartered bank providing security on the performance of obligations.  As of June 30, 2010 and December 31, 2009, the Company had restricted cash of $9 million and $9.5 million, respectively, as required by this letter of credit.

14.          Shareholder Rights Plan

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

15.          Common Shares and Equity Units

During the six months ended June 30, 2010, the Company issued 141,666 shares at an average price of $0.29 per share upon exercise of stock options and 201,500 shares at an average price of $1.18 per share as compensation. As of June 30, 2010, there were a total of 58,038,163 Class A and 500,236 Class B shares issued.

During the six months ended June 30, 2009, the Company issued 551,500 shares at an average price of $0.71 per share as compensation.

16.          Convertible Notes

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

As of June 30, 2010, convertible notes with a face value of $1,151,000 had been settled in cash or repurchased by the Company at a total cost of approximately $451,000.

17.          Takeover Defense and Related Litigation

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

18.          Differences Between Canadian and U.S. GAAP

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, which differ in certain respects from GAAP in the United States. The effect of the principal measurement differences between U.S. and Canadian GAAP are summarized below.

Consolidated Summarized Balance Sheets

                            Canadian GAAP                        Change                            U.S. GAAP

June 30, 2010

Assets

Current assets                                                                             $    71,532,010                    $                  –                    $    71,532,010

Property, plant and equipment, net                                                  30,063,783                                        –                          30,063,783

Other assets                                                                                        8,995,701                                         –                            8,995,701

                                                                                                   $  110,591,494                     $                  –                    $  110,591,494

Liabilities

Convertible notes C                                                                    $    95,286,586                    $    4,925,999                    $  100,212,585

Other liabilities                                                                                   4,347,196                                        –                            4,347,196

                                                                                                         99,633,782                           4,925,999                        104,559,781

Shareholders’ equity

Common shares & equity units B                                                   248,212,543                         (5,698,031)                       242,514,512

Equity component of convertible notes C                                         28,652,785                       (28,652,785)                                        –

Less, common shares & equity units

  held by affiliates                                                                                (636,267)                                       –                              (636,267)

Contributed surplus E                                                                                      –                          5,171,603                            5,171,603

Stock options B                                                                                 10,067,220                          4,434,753                          14,501,973

Accumulated deficit A,B,D                                                             (275,341,372)                       19,759,995                       (255,581,377)

Accumulated other comprehensive income A                                        113,494                               58,466                               171,960

KSOP debt                                                                                          (110,691)                                       –                              (110,691)

                                                                                                         10,957,712                         (4,925,999)                           6,031,713

                                                                                                   $  110,591,494                    $                  –                    $  110,591,494

                            Canadian GAAP                        Change                            U.S. GAAP

December 31, 2009

Assets

Current assets                                                                             $    72,303,141                    $                  –                    $    72,303,141

Property, plant and equipment, net                                                  38,122,102                                       –                          38,122,102

Other assets                                                                                        9,489,777                                        –                            9,489,777

                                                                                                    $  119,915,020                    $                  –                    $  119,915,020

Liabilities

Convertible notes C                                                                    $    93,693,168                    $    6,048,554                    $    99,741,722

Other liabilities                                                                                   6,304,252                                        –                            6,304,252

                                                                                                         99,997,420                          6,048,554                        106,045,974

Shareholders’ equity

Common shares & equity units B                                                   247,905,231                         (5,698,031)                        242,207,200

Equity component of convertible notes C                                         28,652,785                       (28,652,785)                                         –

Less, common shares & equity units

  held by affiliates                                                                                (636,267)                                       –                              (636,267)

Contributed surplus E                                                                                      –                          5,171,603                             5,171,603

Stock options B                                                                                10,014,136                          4,434,753                           14,448,889

Accumulated deficit B,D                                                                (265,630,369)                       18,695,906                       (246,934,463)

Accumulated other comprehensive income                                         (277,225)                                       –                              (277,225)

KSOP debt                                                                                          (110,691)                                       –                              (110,691)

                                                                                                          19,917,600                         (6,048,554)                         13,869,046

                                                                                                    $  119,915,020                    $                  –                    $  119,915,020

Consolidated Summarized Statements of Operations

                                                                                                                                                        2010                                    2009

Net Loss under Canadian GAAP                                                                                          $   (9,711,003)                    $   (4,498,762)

    Interest expense D                                                                                                                    1,122,555                                        –

    Gain on settlement of debt  C                                                                                                               –                                (47,429)

    Income tax  A                                                                                                                              (58,466)                              169,815

Net loss under U.S. GAAP                                                                                                       (8,646,914)                         (4,376,376)

Other comprehensive income (loss)

Unrealized gain on available-

  for-sale securities: A

  Holding gain arising during period                                                                                           555,736                               781,607

  Reclassification adjustment for gain
    included in net loss                                                                                                               (106,551)                         (1,853,983)

    Total comprehensive loss under

      U.S. GAAP                                                                                                                    $   (8,197,729)                     $   (5,448,752)

    Basic and diluted net loss per share

      under U.S. GAAP                                                                                                                 $ (0.15)                               $ (0.08)

Consolidated Summarized Statements of Cash Flows

                                                                                                                                                      2010                                      2009

Cash flow used in operating activities

  under Canadian GAAP                                                                                                       $   (10,329,604)                  $   (9,696,867)

Cash flow used in operating activities

   under U.S. GAAP                                                                                                            $   (10,329,604)                   $   (9,696,867)

Cash flow provided by (used in) investing

  activities under Canadian GAAP                                                                                        $    8,624,336                      $ (18,210,149)

Cash flow provided by (used in) investing

   activities under U.S. GAAP                                                                                            $   8,624,336                      $ (18,210,149)

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

C      In 2007, the company issued $103,500,000 aggregate principal amount of convertible notes. As described in Note 16, under Canadian GAAP these notes are allocated between their equity and debt component parts. The debt component is accreted to the face value of the notes with the resulting interest expense charged to operations.  Under U.S. GAAP, the notes are classified as a liability net of issuance costs and accreted to face value over the term ending on the first put date of the notes. As of June 30, 2010 and December 31, 2009, an additional $23.7 million and $22.6 million, respectively of accretion expense had been incurred for Canadian GAAP purposes over the amount incurred under U.S. GAAP.

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

Additional Balance Sheet disclosure - U.S. GAAP

            2010                                        2009

Accounts payable                                                                                                             $      1,032,812                        $      2,531,523

Accrued expenses                                                                                                                        813,091                                1,258,480

Accounts payable and accrued expenses                                                                         $      1,845,903                        $      3,790,003

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated August 11, 2010 is intended to assist in understanding and assessing our results of operations and financial condition. The expense categories shown in the consolidated statements of operations were revised as of the end of 2009 to better present the current operations of the Company. As a result the expense categories for the three and six month periods ended June 30, 2009 have been revised to be comparative with the presentation of the three and six month periods ended June 30, 2010. The revisions had no effect on previously reported results of operations.

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

In March 2007, the Venezuelan Ministry of Environment (“MinAmb”) issued the Authorization for the Affectation of Natural Resources for the Construction of Infrastructure and Services Phase of the Brisas Project (the “Authorization to Affect”).

The Authorization to Affect was issued to the Company based on the extensive work the Company had completed on the development of the Brisas Project including the 2003 and updated 2005 Brisas operating plan approved by the Venezuelan Ministry of Mines (“MIBAM”), and the July 2005 Brisas Environmental and Social Impact Study for the Exploitation and Processing of Gold and Copper Ore (“Estudio de Impacto Ambiental y Sociocultural” or “ESIA”), as supplemented in January 2007, approved by the MinAmb.

With the Authorization to Affect, the Company in May 2007 raised (net of expenses) $177.5 million for the Brisas Project comprised of $103.5 million of 5.50% senior subordinated convertible notes (“convertible notes”) and $74 million of common shares.  Thereafter we commenced significant pre-construction efforts including awarding contracts for site preparation and construction camp facilities and placing equipment orders totaling approximately $125.3 million. In April 2008, the MinAmb revoked the March 2007 Authorization to Affect without prior notification.

   After the Company’s Board of Directors unanimously rejected an August 2008 unsolicited offer by Rusoro Mining Ltd. (“Rusoro”) to complete a business combination by issuing two shares of Rusoro for each share of Gold Reserve, Rusoro with the assistance of Endeavour Financial International Corporation (“Endeavour”) in mid December 2008 launched a hostile takeover of the Company. Rusoro was primarily focused on its mining activities in Venezuela and Endeavour had been the Company’s financial advisor from 2004 until shortly after the commencement of the hostile offer. The Company filed an action in the Ontario Superior Court of Justice (“Ontario Court”) seeking an injunction restraining Rusoro and Endeavour from proceeding with the unsolicited offer, significant monetary damages, and various other items. The Ontario Court granted an interlocutory injunction in February 2009 restraining Rusoro from proceeding with any hostile takeover until the conclusion and disposition at trial of the action commenced by the Company. As a result Rusoro withdrew its takeover offer and both Rusoro and Endeavour requested permission to appeal the injunction which was subsequently denied in April 2009. Rusoro filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction and Endeavour filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer. (See Part II- Other Information- Item 1. Legal Proceedings- Litigation).

   In April 2009 the Company notified the Venezuelan government of the existence of a dispute under the Agreement between the Government of Canada and the Government of the Republic of Venezuela for the Promotion and Protection of Investments (“Canada – Venezuela Treaty”). In May 2009 the Venezuelan government denied the extension of the Brisas Alluvial Concession and the El Pauji Concession which had been properly requested by the Company pursuant to Article 25 of the Venezuelan mining law, in October 2007 and January 2008, respectively. MIBAM did not respond to our request for the extensions during the requisite 6 month time period as outlined in Article 25. Accordingly, the extensions were automatically granted pursuant to the mining law. After being unsuccessful in our efforts to meet with government officials to resolve the investment dispute, on October 21, 2009 the Company filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela.

Venezuelan government personnel subsequently arrived at the Brisas Project camp site on October 26, 2009, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently, on November 4, 2009, the Venezuelan government notified the Company through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel the Company’s underlying Brisas hard rock concession and the government formally notified the Company of its cancelation in June, 2010.

In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  Our current arbitration efforts consist of assisting technical, legal, and financial experts, and developing and filing our initial pleadings, the filing of which is expected to occur in September 2010.

The information contained in this Quarterly Report on Form 10-Q relating to Brisas and Choco 5 is presented for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings. As a result of the expropriation of the Brisas Project by the Venezuelan government, in 2009 we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets.  Also, we no longer report mineral reserves for Brisas, and we have discontinued our activities relating to the Brisas and Choco 5 properties.

Since acquiring the Brisas Alluvial Concession in 1992, we have spent close to $300 million on the project including equipment,  financial, legal and engineering costs incurred in support of our Venezuelan operations and the write-down of previously capitalized costs associated with our Venezuelan operations.

We have no commercial production at this time and, as a result, we have not recorded revenue or cash flows from mining operations and continue to experience losses from operations, a trend we expect to continue unless and until the investment dispute regarding Brisas is resolved favorably to the Company and/or we acquire directly or indirectly other mining projects. Historically we have financed the Company’s operations through the issuance of common stock, other equity securities and convertible debt. The Company has only one operating segment, the exploration and development of mineral properties. We prepare our consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in Canada (see Note 18 to the Consolidated Financial Statements- Differences between Canadian and U.S. GAAP).

The Company’s historical results of operations and current financial position are a result of the Company’s efforts, since 1992, to develop the Brisas Project into an operating mine and more specifically, our decision, subsequent to the issuance of the Authorization to Affect (the authorization to begin construction of the Brisas Project), to issue convertible notes and common shares, place orders to acquire equipment, and to continue the development of Brisas. Likewise our October 2009 Request for Arbitration under the Additional Facility Rules of ICSID will shape the future financial position and results of operations of the Company. We expect the arbitration process to last approximately three years, consume substantial management time and cost an estimated $5 million to $8 million, excluding the time and funds necessary to collect on any award.

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

In addition to the management of our arbitration claim, we continue to explore efforts to facilitate a settlement of our dispute with the Venezuelan government, liquidate Brisas Project assets and evaluate other mining opportunities for a direct or indirect participation. The timing of our involvement in any new mining opportunity if any, and the amounts that may be required cannot be determined at this time and are subject to available cash, sale of equipment originally slated for the Brisas Project and/or future financings, if any.

Upon the sale of Brisas Project assets or successful settlement of our dispute with the Venezuelan Government, it is the intent of Management to explore efforts to redeem all or a portion of the outstanding convertible notes. These efforts could include a public offer to reacquire all or a portion of the notes or a more limited “Dutch auction” or individual private transactions. The time and extent of any plan will be influenced by, among other things, terms of the indenture, regulatory issues, market conditions and available cash.

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

Liquidity and Capital Resources

At June 30, 2010 our total financial resources, which included cash and cash equivalents, restricted cash and marketable securities, were approximately $79.8 million compared to $81.2 million at December 31, 2009. The Company’s cash and investments are held primarily in US dollar denominated accounts.

	June 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$ 59,298,629	$ 60,962,813	$ (1,664,184)
Restricted cash	8,995,701	9,489,777	(494,076)
	68,294,330	70,452,590	(2,158,260)
Marketable securities	11,457,402	10,773,845	683,557
Total	$ 79,751,732	$ 81,226,435	$ (1,474,703)

Cash and cash equivalents decreased approximately $1.7 million from December 31, 2009. This decrease was primarily due to cash used in operating activities of approximately $10.3 million more fully described below and net purchase of marketable securities of $0.2 million, partially offset by proceeds from the sale of equipment of approximately $8.9 million.  Restricted cash decreased by approximately $0.5 million as a result of purchases of equipment relating to our previous purchase commitments for the Brisas Project.

As of August 11, 2010 we held approximately $78 million in cash, restricted cash and marketable securities. The primary future obligation of the Company is the 5.50% senior subordinated notes which may be settled in cash or common shares in the event the holder chooses a one-time option to put the notes back to the Company for repurchase on June 15, 2012 (see Note 16 to the consolidated financial statements). As a result, in the near-term we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2011.

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

Operating Activities

Cash flow used by operating activities for the three and six month periods ended June 30, 2010 was approximately $6.3 and $10.3 million, which was an increase over the same periods in 2009 of approximately $2.9 and $0.6 million, respectively.

Investing Activities

Overall investing activities during the three and six months ended June 30, 2010 and 2009 decreased by $19.8 million and $26.8 million, respectively. These changes are primarily comprised of a reduction in cash used for the purchase of equity and debt marketable securities of $9.9 million and $10.1 million, respectively (See Notes 5 and 6 to the consolidated financial statements); reduction in purchase of property, plant and equipment of approximately $2.8 million and $5.3 million, respectively; proceeds from the sale of equipment of $5.0 million and $8.9 million, respectively; changes in restricted cash of $0.7 million and $0.3 million, respectively (see Note 13 to the consolidated financial statements); and changes due to the change in classification of interest paid on convertible debt from investing activities to operating activities of approximately $2.8 million and $2.8 million, respectively.

		3 months			6 months
	2010	2009	Change	2010	2009	Change
Net purchases of marketable securities	$ (410,441)	$ (10,345,749)	$ 9,935,308	$ (222,384)	$(10,345,749)	$ 10,123,365
Purchase of property, plant and equipment	-	(2,851,248)	2,851,248	(498,440)	(5,755,898)	5,257,458
Proceeds from sale of equipment	4,985,443	-	4,985,443	8,851,084	-	8,851,084
Decrease in restricted cash	-	748,808	(748,808)	494,076	748,808	(254,732)
Interest paid on convertible debt	-	(2,828,841)	2,828,841	-	(2,828,841)	2,828,841
Other	-	2,896	(2,896)	-	(28,469)	28,469
	$ 4,575,002	$ (15,274,134)	$19,849,136	$ 8,624,336	$ (18,210,149)	$ 26,834,485

Financing Activities

The convertible notes (see Note 16 to the consolidated financial statements) are trading in the gray market often at a significant discount to face value. As the terms of the indenture provide that the Company may repurchase the convertible notes in open market purchases or negotiated transactions, in 2009 we re-purchased approximately $1.1 million (face value) of convertible notes for approximately $0.4 million.

		3 months			6 months
	2010	2009	Change	2010	2009	Change
Net proceeds from issuance of common shares	$ 8,700	-	$ 8,700	$ 41,084	-	$ 41,084
Extinguishment of convertible notes	-	-	-	-	$ (415,254)	415,254
	$ 8,700	-	$ 8,700	$ 41,084	$ (415,254)	$ 456,338

Contractual Obligations

The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of June 30, 2010:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	More Than 5 Years
Convertible Notes(1)	$113,258,390	$5,629,195	$107,629,195	–
Equipment Contracts(2)	9,024,135	9,024,135	–	–
Total	$122,282,525	$14,653,330	$107,629,195	–

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

As of June 30, 2010, $1,151,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $451,000. The amounts shown above include the interest and principal payments due based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

2         The Company originally placed orders totaling $125.3 million for the fabrication of processing equipment, mobile equipment and other mining equipment and related engineering. As of June 30, 2010, the Company had equipment orders totaling $61.7 million and has made payments on these orders of $52.7 million.

Results of Operations

Summary Results of Operations

Consolidated net loss for the three and six months ended June 30, 2010 was approximately $4.7 million and $9.7 million, an increase of approximately $3.9 million and $5.2 million, respectively. As more fully discussed below, the change in net loss for the three and six months ended June 30, 2010 was the product of a decrease in other income of approximately $1.5 and $1.8 million, respectively and an increase in expenses of approximately $2.5 and $3.4 million, respectively.

		3 months			6 months
	2010	2009	Change	2010	2009	Change
Other Income	$ 440,230	$ 1,892,322	$ (1,452,092)	$ 749,418	$ 2,552,250	$ (1,802,832)
Total expenses	(5,161,396)	(2,679,878)	(2,481,518)	(10,460,421)	(7,051,012)	(3,409,409)
Net Loss	$ (4,721,166)	$ (787,556)	$(3,933,610)	$(9,711,003)	$ (4,498,762)	$ (5,212,241)

Other Income

As noted above we have no commercial production at this time and as a result, other income is often variable from period to period due to one-time or otherwise atypical sources of income such as gains on disposition of marketable securities, extinguishment of debt and sale of equipment.

During the three months ended June 30, 2010, the decrease in other income was primarily attributed to a reduction in gain on disposition of marketable securities of approximately $1.9 million, partially offset by gain on sale of equipment of $0.3 million. During the six months ended June 30, 2010, the decrease in other income is primarily attributed to a reduction in gain on extinguishment of debt of approximately $0.6 million, due to the absence of any re-purchases of the Company’s convertible notes, reduction in gain on disposition of marketable securities of approximately $1.7 million, partially offset by gain on sale of equipment of $0.4 million.

		3 months			6 months
	2010	2009	Change	2010	2009	Change
Interest	$ 64,018	$ 67,310	$ (3,292)	$ 128,537	$ 147,252	$ (18,715)
Gain on extinguishment of debt	-	-	-	-	601,936	(601,936)
Gain on disposition of marketable securities	-	1,853,983	(1,853,983)	106,551	1,853,983	(1,747,432)
Gain on sale of equipment	314,170	-	314,170	370,044	-	370,044
Foreign currency gain (loss)	62,042	(28,971)	91,013	144,286	(50,921)	195,207
	$ 440,230	$ 1,892,322	$(1,452,092)	$ 749,418	$ 2,552,250	$ (1,802,832)

Expenses

Overall the Company’s expenditures during the three and six months ended June 30, 2010 are a function of the Company’s efforts to reduce core operating expenses which are obscured by ongoing costs associated with our arbitration claim against the government of Venezuela, takeover defense costs associated with the 2008 Rusoro hostile takeover bid and interest expense on the convertible debt which as a result of the expropriation of the Brisas Project is no longer capitalized as a cost of the project.

 During the three and six month periods ended June 30, 2010, core operating costs decreased by approximately $0.9 million  and $1.8 million, respectively, primarily as a result of reductions related to both the number of personnel and compensation related items, fees associated with consultants, other discretionary costs and litigation costs. These reductions were partially offset by costs associated with the storage, maintenance and insuring the remaining equipment originally purchased for the Brisas Project.

		3 months			6 months
	2010	2009	Change	2010	2009	Change
Corporate general and administrative	$ 808,080	$ 1,332,625	$ (524,545)	$ 1,781,517	$ 2,520,968	$ (739,451)
Venezuelan expenses	426,534	684,351	(257,817)	876,651	1,466,821	(590,170)
Equipment holding costs	138,235	27,500	110,735	478,989	62,958	416,031
Corporate communications	132,177	210,182	(78,005)	262,291	404,451	(142,160)
Legal and accounting	164,511	282,870	(118,359)	291,662	1,069,939	(778,277)
	1,669,537	2,537,528	(867,991)	3,691,110	5,525,137	(1,834,027)
Arbitration	1,344,669	-	1,344,669	2,423,938	-	2,423,938
Takeover defense	-	(94,457)	94,457	-	1,359,198	(1,359,198)
Interest expense	2,208,138	-	2,208,138	4,408,015	-	4,408,015
Income tax benefit	(60,948)	236,807	(297,755)	(62,642)	166,677	(229,319)
Total Expenses for the Period	$ 5,161,396	$ 2,679,878	$ 2,481,518	$ 10,460,421	$ 7,051,012	$ 3,409,409

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Adoption of US GAAP in 2011

The Company currently prepares its financial statements in accordance with Canadian GAAP and includes a foot note reconciliation to US GAAP. Effective January 1, 2011, the Company will adopt US GAAP and will prepare its financial statements in accordance with US GAAP for all subsequent US and Canadian filings.

Transactions with Related Parties

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. The Company owned 12,062,953 common shares of MGC Ventures at June 30, 2010 and December 31, 2009 which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at June 30, 2010 and December 31, 2009.  In addition, MGC Ventures owned 280,000 common shares of Great Basin at June 30, 2010 and December 31, 2009. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. The Company owned 15,661,595 common shares of Great Basin at June 30, 2010 and December 31, 2009, which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at June 30, 2010 and December 31, 2009. Great Basin also owned 170,800 common shares of MGC Ventures at June 30, 2010 and December 31, 2009. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

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

The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  Our current arbitration efforts consist of engaging and assisting technical, legal, and financial experts and developing and filing our initial pleadings.  The first session was held with the Tribunal on April 23, 2010 with several procedural matters agreed to, including the tentative time schedule for the Arbitration.  The filing of our initial written submission, known as the Memorial, is planned for September 2010.

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

ITEM 1A.     RISK FACTORS

The risk factors for the quarter ended June 30, 2010 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.       [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION

5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Mr. James P. Geyer has advised the Company that he will resign as Senior Vice President on August 15, 2010. Mr. Geyer will continue as a director of the Company and remain available to assist with the Company’s arbitration efforts.

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

August 11, 2010

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

August 11, 2010

EXHIBIT 32.1 CERTIFICATION OF THE CEO PURSUANT TO SECTION 906

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Rockne J. Timm, Chief Executive Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2010 of Gold Reserve Inc. that:

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

August 11, 2010

EXHIBIT 32.2 CERTIFICATION OF THE CFO PURSUANT TO SECTION 906

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Robert A. McGuinness, Vice President Finance and Chief Financial Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2010 of Gold Reserve Inc. that:

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

August 11, 2010