Form 10-Q
period 2010-09-30
GOLD RESERVE INC
filed 2010-11-09
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 9, 2010, 57,858,463 Class A common shares, no par value per share, and 961 Class B common shares, no par value per share, were issued and outstanding.

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

September 30, 2010 (unaudited)

                                                                                                        September 30,            December 31,

U.S. Dollars                                                                                                                             2010                             2009

ASSETS

Current Assets:

Cash and cash equivalents (Note 4)                                                                                $        55,440,670            $      60,962,813

Marketable debt securities (Note 5)                                                                                         10,032,392                    10,175,020

Marketable equity securities (Note 6)                                                                                        2,020,383                         598,825

Deposits, advances and other                                                                                                       699,789                         566,483

Total current assets                                                                                                                  68,193,234                    72,303,141

Property, plant and equipment, net (Note 9)                                                                          30,022,617                    38,122,102

Restricted cash (Note 13)                                                                                                          8,995,701                      9,489,777

Total assets                                                                                                                      $    107,211,552            $    119,915,020

LIABILITIES

Current Liabilities:

Accounts payable and accrued expenses                                                                         $        2,681,385            $        3,790,003

Accrued interest                                                                                                                        1,641,849                         234,550

Total current liabilities                                                                                                               4,323,234                      4,024,553

Convertible notes (Note 16)                                                                                                    96,128,728                    93,693,168

Total liabilities                                                                                                                       100,451,962                    97,717,721

Noncontrolling interest                                                                                                              2,275,026                      2,279,699

Measurement uncertainty (Note 1)

Commitments and contingencies (Notes 11, 13)

SHAREHOLDERS' EQUITY

Serial preferred stock, without par value, none issued                                                                            –                                    –

Common shares and equity units, without par value (Note 15)                                             248,239,008                  247,905,231

Equity component of convertible notes (Note 16)                                                                   28,652,785                    28,652,785

Less common shares held by affiliates                                                                                        (636,267)                      (636,267)

Stock options (Note 11)                                                                                                           10,077,910                    10,014,136

Accumulated deficit                                                                                                              (282,272,209)               (265,630,369)

Accumulated other comprehensive income (loss)                                                                         534,028                        (277,225)

KSOP debt (Note 10)                                                                                                                  (110,691)                      (110,691)

Total shareholders' equity                                                                                                          4,484,564                    19,917,600

Total liabilities and shareholders' equity                                                                          $    107,211,552            $    119,915,020

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:

                s/ Chris D. Mikkelsen                                             s/ Patrick D. McChesney

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

                                                                                            Three Months Ended                          Nine Months Ended

U.S. Dollars                                                                     2010                         2009                       2010                     2009

OTHER INCOME

Interest                                                                        $        62,748            $       74,672          $       191,285              $     221,924

Gain on extinguishment of debt                                                    –                              –                              –                      601,936

Gain on disposition of marketable securities                        42,042                   285,362                   148,593                  2,139,345

Gain on sale of equipment                                                    36,633                              –                   406,677                                –

Foreign currency (loss) gain                                                (56,181)                    46,779                     88,105                        (4,142)

                                                                                       85,242                    406,813                   834,660                  2,959,063

EXPENSES

Corporate general and administrative                                  729,920                1,147,667                2,511,437                  3,668,635

Venezuelan operations                                                        327,830                   686,147                1,204,481                  2,152,968

Equipment holding costs                                                    305,979                     12,500                   784,968                       75,458

Corporate communications                                                 101,124                   195,166                   363,415                     599,617

Legal and accounting                                                             81,148                   222,286                   372,810                  1,292,225

Loss on sale of equipment                                                             –                3,423,544                              –                  3,423,544

Arbitration (Note 3)                                                        3,437,287                   260,771                5,861,225                     260,771

Takeover defense (Note 17)                                                          –                     23,804                              –                  1,383,002

                                                                                        4,983,288                5,971,885              11,098,336                12,856,220

Loss before interest expense

  and income tax                                                             (4,898,046)             (5,565,072)            (10,263,676)              (9,897,157)

Interest expense                                                             (2,246,755)                             –               (6,654,770)                              –

Loss before income tax                                                  (7,144,801)              (5,565,072)           (16,918,446)               (9,897,157)

Income tax benefit (expense)                                              213,964                       1,198                   276,606                   (165,479)

Net loss for the period                                                   $(6,930,837)           $(5,563,874)       $ (16,641,840)          $(10,062,636)

Net loss per share, basic and diluted                             $       (0.12)              $     (0.10)           $           (0.29)             $        (0.18)

Weighted average common

   shares outstanding                                                      57,806,689              57,421,516              57,700,834                57,191,673

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF DEFICIT

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

U.S. Dollars

Deficit, December 31, 2009                                                                                                                                  $   (265,630,369)

Net loss for the period                                                                                                                                                 (16,641,840)

Deficit, September 30, 2010                                                                                                                                 $   (282,272,209)

Deficit, December 31, 2008                                                                                                                                  $   (100,180,541)

Net loss for the period                                                                                                                                                 (10,062,636)

Deficit, September 30, 2009                                                                                                                                 $   (110,243,177)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

                                                                                      Three Months Ended                         Nine Months Ended

U.S. Dollars                                                                     2010                     2009                       2010                        2009

Net loss for the period                                                $ (6,930,837)     $    (5,563,874)         $(16,641,840)          $ (10,062,636)

Other comprehensive income, net of tax:

   Unrealized gain on marketable securities                         462,576                 647,823                   959,846                  1,599,245

   Adjustment for realized gains

         included in net loss                                                    (42,042)              (285,362)                (148,593)                (2,139,345)

Other comprehensive income (loss)                                   420,534                 362,461                   811,253                   (540,100)

Comprehensive loss for the period                             $ (6,510,303)        $ (5,201,413)        $ (15,830,587)          $ (10,602,736)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)

                                                                                                      Three Months Ended                        Nine Months Ended

U.S. Dollars                                                                                 2010                   2009                         2010                 2009

Cash Flows from Operating Activities:

Net loss for the period                                                          $ (6,930,837)          $   (5,563,874)        $ (16,641,840)   $ (10,062,636)

Adjustments to reconcile net loss to net cash

  used by operating activities:

    Stock option compensation                                                        10,690                       90,657                     91,862               475,399

    Depreciation                                                                               29,845                       53,548                   105,564               161,595

    Gain on extinguishment of debt                                                          –                                –                              –              (601,936)

    (Gain) loss on sale of equipment                                              (36,633)                 3,423,544                  (406,677)           3,423,544

    Amortization of premium on

      marketable debt securities                                                         48,065                       48,066                   142,628                 61,650

    Accretion of convertible notes                                                  842,142                                –                2,435,560                          –

    Foreign currency gain                                                                         –                    (142,699)                             –                (34,621)

    Other                                                                                            8,283                        (3,715)                    (4,673)                (8,679)

    Net gain on disposition of marketable securities                       (42,042)                  (285,362)                (148,593)         (2,139,345)

    Future income tax (benefit) expense                                       (216,640)                               –                  (275,106)              169,815

    Shares issued for compensation                                                 26,465                                –                   264,605               392,025

Changes in non-cash working capital:

       Net decrease (increase) in deposits and advances                    76,190                     386,049                  (133,306)              178,761

       Net increase (decrease) in accounts payable

         and accrued expenses                                                       2,242,781                 (1,143,286)                  298,681           (4,849,511)

Net cash used in operating activities                                        (3,941,691)               (3,137,072)           (14,271,295)       (12,833,939)

Cash Flows from Investing Activities:

Proceeds from disposition of marketable securities                      134,937                  2,118,614                   744,529           5,192,893

Purchase of marketable securities                                                 (99,159)                  (250,000)                (931,135)        (13,670,028)

Purchase of property, plant and equipment                                    (2,552)               (6,062,697)                (500,992)       (11,818,595)

Proceeds from sales of equipment                                                  50,506                  7,297,598                8,901,590            7,297,598

Decrease in restricted cash                                                                      –                  1,742,162                   494,076             2,490,970

Capitalized interest paid on convertible notes                                        –                                –                              –           (2,828,841)

Other                                                                                                       –                        (7,460)                             –                (35,929)

Net cash provided by (used in) investing activities                        83,732                  4,838,217                8,708,068         (13,371,932)

Cash Flows from Financing Activities:

Net proceeds from the issuance of common shares                                –                                –                     41,084                          –

Extinguishment of convertible notes                                                       –                                –                              –              (415,254)

Net cash provided by (used in) financing activities                                –                                –                     41,084              (415,254)

Change in Cash and Cash Equivalents:

Net increase (decrease) in cash and cash equivalents               (3,857,959)                 1,701,145               (5,522,143)       (26,621,125)

Cash and cash equivalents - beginning of period                      59,298,629                63,227,897              60,962,813          91,550,167

Cash and cash equivalents - end of period                            $ 55,440,670             $ 64,929,042           $ 55,440,670       $ 64,929,042

The accompanying notes are an integral part of the consolidated financial statements.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

1.             The Company and Significant Accounting Policies

The Company. Gold Reserve Inc. (the “Company”) is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada, and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956. The Company is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2009 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”).  As further detailed in Note 3, we discontinued development of the Brisas Project after it was expropriated by the Venezuelan government and while we are pursuing our arbitration claim.  While we are resolving our investment dispute, either through arbitration or settlement, with Venezuela we are also seeking to invest in or acquire alternative mining projects. The Company has no revenue producing mining operations at this time. All amounts shown herein are expressed in U.S. dollars unless otherwise noted. The expense categories shown in the consolidated statements of operations have been revised on a comparative basis to better present the current operations of the Company. The revisions had no effect on previously reported results of operations.

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

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

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

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

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

2.             New Accounting Policies

US GAAP. The Company currently prepares its financial statements in accordance with Canadian GAAP and includes a footnote reconciliation to US GAAP. Effective January 1, 2011, the Company will adopt US GAAP and will prepare its financial statements in accordance with US GAAP for all subsequent US and Canadian filings.

3.             Expropriation of Brisas Project by Venezuelan Government and Related Arbitration

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

After additional months of efforts to meet with representatives of the Venezuelan government to resolve the issues related to the revocation of the Authorization to Affect, on October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (ICSID), against the Bolivarian Republic of Venezuela (“Respondent”).  On October 26, 2009, Venezuelan government personnel arrived at the Brisas Project camp site, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently, on November 4, 2009, the Venezuelan government notified the Company through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel the Company’s underlying hard rock concession which was formally cancelled in June 2010. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

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

The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  The Tribunal held the first session with the parties on April 23, 2010 during which time several procedural matters were agreed to, including the time schedule for the Arbitration. In compliance with that schedule, we filed our initial written submission, known as the Memorial, on September 24, 2010. The Respondent is required to file its reply to the Company’s Memorial by March 7, 2011. Thereafter, further written submissions are scheduled to be made prior to the oral hearings, which are scheduled to commence on December 5, 2011.

As a precondition to bringing an arbitration claim under the Canada-Venezuela Treaty the Company waived its right to commence or continue before Venezuelan courts or tribunals with other legal or administrative challenges to the conduct that forms the basis of this ICSID claim, including the revocation of the Authorization to Affect and the denial of the extension of the Brisas Alluvial and El Pauji Concessions. Both concessions were part of the Brisas Project.

4.             Cash and Cash Equivalents

                                                                                                                                                   September 30,         December 31,

          2010                     2009

Bank deposits                                                                                                                             $ 48,124,779            $ 53,900,646

Money market funds                                                                                                                       7,315,891                 7,062,167

Total                                                                                                                                           $ 55,440,670            $ 60,962,813

The above amounts exclude restricted cash of approximately $9 million and $9.5 million as at September 30, 2010 and December 31, 2009, respectively. See Note 13, Commitments. At September 30, 2010 and December 31, 2009, the Company had approximately $151,000 and $59,000 respectively, in Venezuela and banks outside Canada and the U.S.

5.             Marketable Debt Securities

                                                                                                                                         September 30,                     December 31,

            2010                                  2009

Amortized cost                                                                                                               $ 10,032,392                           $ 10,175,020

The Company’s marketable debt securities are classified as held-to-maturity and are measured at amortized cost using the effective interest rate method.

6.             Marketable Equity Securities

                                                                                                                                               September 30,               December 31,

                  2010                            2009

Fair value at beginning of year                                                                                                   $    598,825                   $ 1,342,760

Acquisitions                                                                                                                                     681,135                      2,135,293

Dispositions, at cost                                                                                                                      (345,936)                   (2,102,548)

Realized gain on sale                                                                                                                      (148,593)                   (2,274,848)

Unrealized gain                                                                                                                             1,234,952                      1,498,168

Fair value at balance sheet date                                                                                                 $ 2,020,383                   $    598,825

The Company’s marketable equity securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. As of September 30, 2010 and December 31, 2009 marketable securities had a cost basis of $1,211,249 and $876,049, respectively.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

7.             Financial Instruments

The fair values as at September 30, 2010 and December 31, 2009 along with the carrying amounts shown on the consolidated balance sheets for each classification of financial instrument are as follows:

                                                                                                   September 30, 2010                                   December 31, 2009

                                                                                               Carrying                    Fair                        Carrying                      Fair

                                                        Classification                  Amount                   Value                       Amount                   Value

Cash and cash equivalents                  held for trading        $ 55,440,670       $ 55,440,670                $ 60,962,813       $ 60,962,813

Restricted cash                                    held for trading             8,995,701            8,995,701                    9,489,777            9,489,777

Marketable debt securities                  held to maturity         10,032,392          10,041,850                  10,175,020          10,208,950

Marketable equity securities              available for sale           2,020,383            2,020,383                       598,825               598,825

Deposits advances and other              held to maturity              699,789               699,789                       566,483               566,483

A/P and accruals                    other financial liabilities             2,681,385            2,681,385                    3,790,003            3,790,003

Accrued interest                     other financial liabilities            1,641,849            1,641,849                       234,550               234,550

Convertible notes                   other financial liabilities          96,128,728          66,033,681                  93,693,168          52,540,530

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

                                                                                        Fair value

                                                                             September 30, 2010               Level 1                Level 2                Level 3

Cash and cash equivalents                                               $ 55,440,670           $ 55,440,670

Marketable equity securities                                                2,020,383                2,020,383                          –                      –

Restricted cash                                                                     8,995,701                8,995,701

                                                                                           Fair value

                                                                                  December 31, 2009           Level 1                Level 2                Level 3

Cash and cash equivalents                                              $ 60,962,813           $ 60,962,813

Marketable equity securities                                                  598,825                   598,825                          –                      –

Restricted cash                                                                    9,489,777                9,489,777

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

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

                                                                           Payments due by Period

                                                                                              Less than                                                                         More Than

                                      Total                       1 Year                     1-3 Years               4-5 Years            5 Years

A/P and accruals         $     2,681,385             $ 2,681,385                              –                              –                        –

Interest                                         11,258,390                5,629,195           $   5,629,195                              –                        –

Principal                        102,349,000                              –            102,349,000                              –                        –

Total                           $ 116,288,775             $ 8,310,580         $ 107,978,195                              –                        –

c)               The Company is subject to currency risk mainly due to its operations in Venezuela. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash, value added tax and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net gain or loss from the translation of foreign currency denominated financial instruments, for the nine months ended September 30, 2010 and 2009, by the amounts shown below.

                                                                                        2010                       2009

Venezuelan Bolívar                                                                  $ (13,383)                 $ 64,552

Canadian dollar                                                                       (2,481)                      3,485

Total                                                                                   $ (15,864)                 $ 68,037

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

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

9.             Property, Plant and Equipment

                                                                                                                                                      Accumulated

                                    Cost                          Depreciation                         Net

September 30, 2010

United States

Machinery and equipment deposits                                             $        29,563,378                $                    –            $        29,563,378

Furniture and office equipment                                                                   506,339                          (426,277)                            80,062

Leasehold improvements                                                                              41,190                            (38,411)                              2,779

                                                                                                     $        30,110,907                $        (464,688)           $        29,646,219

Venezuela

Buildings                                                                                      $             403,286                $        (277,757)           $             125,529

Furniture and office equipment                                                                   482,562                          (457,728)                            24,834

Transportation equipment                                                                          240,534                          (223,882)                            16,652

Machinery and equipment                                                                          497,808                          (288,425)                          209,383

                                                                                                                1,624,190                       (1,247,792)                          376,398

Total                                                                                            $        31,735,097                $     (1,712,480)           $        30,022,617

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

Machinery and equipment deposits include amounts paid for infrastructure and milling equipment either in the manufacturing stage or completed and being stored. In 2009 we recorded a $150.7 million non-cash write-off of the carrying value of the expropriated assets including an adjustment for the estimated net realizable value of certain processing and related equipment purchased for the Brisas Project of approximately $14.5 million. The realizable value of the remaining processing and related equipment may be different than management’s current estimate.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

10.          KSOP Plan

The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts is at the discretion of the Company’s board of directors, subject to certain limitations. The value of the shares allocated is recorded in the statement of operations with a reduction of the KSOP debt account. The Company allocated shares or made cash contributions to eligible participants for the Plan years 2010, 2009 and 2008 valued at $0, $57,292 and $269,679, respectively. As of September 30, 2010, 22,246 common shares remain unallocated to plan participants.

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

Combined share option transactions for the nine months ended September 30, 2010 and 2009 are as follows:

                        2010                                                    2009

                                                                                                                   Weighted                                             Weighted

                                                                                                                     Average                                               Average

                                                                                                                     Exercise                                               Exercise

                                                                                                Shares               Price                        Shares                Price

Options outstanding at beginning of period                            4,573,318            $ 2.67                       5,007,931           $ 3.18

Options exercised                                                                    (141,666)               0.29                                     –                  –

Options expired                                                                       (439,582)              4.59                         (584,589)             4.01

Options forfeited                                                                     (101,917)              2.83                           (79,667)             4.42

Options granted                                                                                     –                  –                           547,500              0.73

Options outstanding at end of period                                      3,890,153              2.54                       4,891,175              2.79

Options exercisable at end of period                                       3,462,364            $ 2.81                       3,442,265           $ 3.73

Options available for

    grant at end of period

    under 1997 plan                                                                  2,655,139                                              1,794,322

Options available for

    grant at end of period

    under Venezuelan plan                                                        5,168,288                                              4,948,661

                                                                                                          Price                                                    Price

                                                                                                         Range                                                  Range

Exercise price at end of period                                                   $0.29 - $ 5.36                                     $ 0.29 - $ 5.36

Exercise price for exercisable shares                                           $0.29 - $ 5.36                                     $ 0.29 - $ 5.36

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

The following table relates to stock options at September 30, 2010:

                                                                                                                                                                             Weighted Average

                                                                             Weighted                     Weighted                                               Exercise Price

Price                                   Number              Average Remaining            Average                   Number                  of Exercisable

Range                              Outstanding              Contractual Life          Exercise Price            Exercisable                   Options

$0.29 - $0.29                    1,130,577                         3.18                          $0.29                        702,788                    $0.29

$0.73 - $1.89                       921,250                         2.06                          $1.22                        921,250                    $1.22

$3.95 - $4.19                       686,000                         1.01                          $4.12                        686,000                    $4.12

$4.22 - $4.62                       298,500                         1.17                          $4.57                        298,500                    $4.57

$4.83 - $4.83                       574,826                         0.38                          $4.83                        574,826                    $4.83

$5.07 - $5.36                       279,000                         1.16                          $5.19                        279,000                    $5.19

$0.29 - $5.36                    3,890,153                         1.82                          $2.54                     3,462,364                    $2.81

The Company recorded compensation expense during the nine months ended September 30, 2010 and 2009 of $91,862 and $475,398, respectively, for stock options granted.  During the nine months ended September 30, 2010 and 2009, 0 and 547,500 new options were granted, respectively.  The fair value of options granted in 2009 was calculated at $323,449 using the Black-Scholes model based on the following assumptions:

Weighted average risk free interest rate                                                                          1.46%

Expected life                                                                                                              4.6 years

Expected volatility                                                                                                          120%

Dividend yield                                                                                                                     nil

In addition to the equity incentive plans, the Company also maintains the Gold Reserve Director and Employee Retention Plan.  Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas project or in the event of a change of control.  The Company’s Board of Directors is currently evaluating modifying the vesting provisions of the units to more adequately reflect the current business objectives of the Company including successful arbitration, settlement of our dispute with Venezuela, reacquiring the rights to the Brisas Project and successful acquisition of a new business opportunity meeting specific parameters. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  As of September 30, 2010 an aggregate of 1,732,500 unvested Units have been granted to directors and executive officers of the Company and 315,000 Units have been granted to other employees.  The value of these units, based on the grant date value of the Class A shares, was approximately $8.9 million

12.          Related Party Transactions:

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. The Company owned 12,062,953 common shares of MGC Ventures at September 30, 2010 and December 31, 2009, which represented 44% of its outstanding shares. The Company believes it has control over MGC Ventures due to the combined shareholdings of the Company and its officers and directors. MGC Ventures owned 258,083 common shares of the Company at September 30, 2010 and December 31, 2009.  In addition, MGC Ventures owned 0 and 280,000 common shares of Great Basin at September 30, 2010 and December 31, 2009, respectively. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. The Company owned 15,661,595 common shares of Great Basin at September 30, 2010 and December 31, 2009, which represented 45% of its outstanding shares. The Company believes it has control over Great Basin due to the combined shareholdings of the Company and its officers and directors. Great Basin owned 491,192 common shares of the Company at September 30, 2010 and December 31, 2009. Great Basin also owned 0 and 170,800 common shares of MGC Ventures at September 30, 2010 and December 31, 2009, respectively. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

13.          Commitments

In mid 2007, we commenced procurement efforts for the Brisas Project and placed orders totaling approximately $125 million for a gyratory crusher, pebble crushers, SAG and ball mills, mill motors, and other equipment for the Brisas Project. Since the revocation of the Authorization to Affect, the Company has sold certain equipment originally costing approximately $61.4 million. The Company recovered approximately $35.1 million of progress payments and the purchaser assumed the Company's remaining payment obligations of approximately $21.9 million resulting in a combined loss on sale of equipment of approximately $4.4 million. As of September 30, 2010, the Company had remaining equipment commitments of approximately $9 million due within one year.  The Company opened an irrevocable standby letter of credit with a Canadian chartered bank providing security on the performance of a portion of these obligations.  As of September 30, 2010 and December 31, 2009, the Company had restricted cash of $9 million and $9.5 million, respectively, as required by this letter of credit.

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

15.          Common Shares and Equity Units

During the nine months ended September 30, 2010, the Company issued 141,666 shares at an average price of $0.29 per share upon exercise of stock options and 231,000 shares at an average price of $1.15 per share as compensation. As of September 30, 2010, there were a total of 58,067,663 Class A and 500,236 Class B shares issued. During the nine months ended September 30, 2009, the Company issued 551,500 shares at an average price of $0.71 per share as compensation.

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

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

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

  Canadian accounting standards require the Company to allocate the notes between their equity and debt component parts based on their respective fair values at the time of issuance. The liability component was computed by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. The equity portion of the notes was estimated using the residual value method at approximately $29 million, net of issuance costs. The fair value of the debt component is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes, with the resulting charge recorded as interest expense. The expected life of the notes is an estimate and is subject to change, if warranted by facts and circumstances related to the potential early redemption of the notes by either the Company or the holders.  Interest and accretion expense allocable to the qualifying cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. The Company capitalized interest and accretion on the notes until October, 2009, when the Company filed for arbitration and when the Venezuelan government expropriated Brisas. Thereafter all interest and accretion on the notes has been expensed. As of September 30, 2010, convertible notes with a face value of $1,151,000 had been settled in cash or repurchased by the Company at a total cost of approximately $451,000.

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

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

18.          Differences Between Canadian and U.S. GAAP

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, which differ in certain respects from GAAP in the United States. The effect of the principal measurement differences between U.S. and Canadian GAAP are summarized below.

Consolidated Summarized Balance Sheets

                            Canadian GAAP                        Change                            U.S. GAAP

September 30, 2010

Assets

Current assets                                                                            $     68,193,234                    $                  –                    $    68,193,234

Property, plant and equipment, net                                                  30,022,617                                       –                          30,022,617

Other assets                                                                                         8,995,701                                       –                            8,995,701

                                                                                                    $  107,211,552                    $                  –                    $  107,211,552

Liabilities

Convertible notes C                                                                    $    96,128,728                    $    4,354,006                    $  100,482,734

Other liabilities                                                                                   4,323,234                                        –                            4,323,234

                                                                                                        100,451,962                          4,354,006                        104,805,968

Noncontrolling interest F                                                                    2,275,026                         (2,275,026)                                         –

Shareholders’ equity

Common shares & equity units B                                                   248,239,008                         (5,698,031)                       242,540,977

Equity component of convertible notes C                                         28,652,785                       (28,652,785)                                        –

Less, common shares & equity units

  held by affiliates                                                                                (636,267)                                       –                              (636,267)

Contributed surplus E                                                                                      –                          5,171,603                             5,171,603

Stock options B                                                                                10,077,910                          4,434,753                           14,512,663

Accumulated deficit A,B,D                                                             (282,272,209)                       20,115,348                       (262,156,861)

Accumulated other comprehensive income A                                        534,028                             275,106                               809,134

KSOP debt                                                                                         (110,691)                                       –                              (110,691)

   Total Gold Reserve Inc. equity                                                       4,484,564                         (4,354,006)                              130,558

Noncontrolling interest F                                                                                  –                          2,275,026                            2,275,026

   Total Equity                                                                                    4,484,564                         (2,078,980)                           2,405,584

                                                                                                   $  107,211,552                    $                  –                     $  107,211,552

                            Canadian GAAP                        Change                            U.S. GAAP

December 31, 2009

Assets

Current assets                                                                              $    72,303,141                    $                  –                    $    72,303,141

Property, plant and equipment, net                                                  38,122,102                                        –                          38,122,102

Other assets                                                                                         9,489,777                                        –                            9,489,777

                                                                                                    $  119,915,020                    $                  –                    $  119,915,020

Liabilities

Convertible notes C                                                                    $    93,693,168                    $    6,048,554                    $    99,741,722

Other liabilities                                                                                   4,024,553                                        –                            4,024,553

                                                                                                          97,717,721                          6,048,554                        103,766,275

Noncontrolling interest F                                                                    2,279,699                         (2,279,699)                                         –

Shareholders’ equity

Common shares & equity units B                                                   247,905,231                         (5,698,031)                       242,207,200

Equity component of convertible notes C                                        28,652,785                       (28,652,785)                                         –

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

Less, common shares & equity units

  held by affiliates                                                                                (636,267)                                        –                              (636,267)

Contributed surplus E                                                                                      –                           5,171,603                            5,171,603

Stock options B                                                                                10,014,136                           4,434,753                          14,448,889

Accumulated deficit B,D                                                                (265,630,369)                       18,695,906                       (246,934,463)

Accumulated other comprehensive income                                          (277,225)                                       –                              (277,225)

KSOP debt                                                                                           (110,691)                                       –                              (110,691)

   Total Gold Reserve Inc. equity                                                     19,917,600                         (6,048,554)                         13,869,046

Noncontrolling interest F                                                                                  –                          2,279,699                            2,279,699

   Total Equity                                                                                  19,917,600                         (3,768,855)                         16,148,745

                                                                                                    $  119,915,020                    $                  –                    $  119,915,020

Consolidated Summarized Statements of Operations

                                                                                                                                                        2010                                    2009

Net Loss under Canadian GAAP                                                                                          $ (16,641,840)                    $ (10,062,636)

    Interest expense D                                                                                                                    1,694,548                                         –

    Gain on settlement of debt  C                                                                                                               –                                (47,429)

    Income tax  A                                                                                                                            (275,106)                               169,815

Net loss under U.S. GAAP                                                                                                   (15,222,398)                          (9,940,250)

Basic and diluted net loss per share

      under U.S. GAAP                                                                                                                  $ (0.26)                               $ (0.17)

Consolidated Summarized Statements of Comprehensive Loss

                                                                                                                                                      2010                                      2009

Net loss under U.S. GAAP                                                                                                     (15,222,398)                         (9,940,250)

Other comprehensive income (loss)

Unrealized gain on available-

  for-sale securities: A

  Holding gain arising during period                                                                                         1,234,952                            1,429,430

  Reclassification adjustment for gain
    included in net loss                                                                                                               (148,593)                         (2,139,345)

Total comprehensive loss under

      U.S. GAAP                                                                                                                    $ (14,136,039)                     $ (10,650,165)

Consolidated Summarized Statements of Cash Flows

                                                                                                                                                      2010                                      2009

Cash flow used in operating activities

  under Canadian GAAP                                                                                                     $   (14,271,295)                  $   (12,833,939)

Cash flow used in operating activities

   under U.S. GAAP                                                                                                          $   (14,271,295)                   $   (12,833,939)

Cash flow provided by (used in) investing

  activities under Canadian GAAP                                                                                     $      8,708,068                    $   (13,371,932)

Cash flow provided by (used in) investing

   activities under U.S. GAAP                                                                                          $     8,708,068                    $  (13,371,932)

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2010 and 2009 (unaudited)

Expressed in U.S. Dollars

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

C      In 2007, the company issued $103,500,000 aggregate principal amount of convertible notes. As described in Note 16, under Canadian GAAP these notes are allocated between their equity and debt component parts. The debt component is accreted to the face value of the notes with the resulting interest expense charged to operations.  Under U.S. GAAP, the notes are classified as a liability net of issuance costs and accreted to face value over the term ending on the first put date of the notes. As of September 30, 2010 and December 31, 2009, an additional $24.3 million and $22.6 million, respectively of accretion expense had been incurred for Canadian GAAP purposes over the amount incurred under U.S. GAAP.

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

F      Under Canadian GAAP, the noncontrolling interest is shown on the balance sheet between liabilities and equity. Under US GAAP, the nononcontrolling interest is reclassified to equity and shown as a separate component from the equity of the parent.

Additional Balance Sheet disclosure - U.S. GAAP

            2010                                        2009

Accounts payable                                                                                                             $      1,786,793                        $      2,064,306

Accrued expenses                                                                                                                        894,592                                1,242,847

Accounts payable and accrued expenses                                                                         $      2,681,385                        $      3,307,153

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated November 9, 2010 is intended to assist in understanding and assessing our results of operations and financial condition. The expense categories shown in the consolidated statements of operations were revised as of the end of 2009 to better present the current operations of the Company. As a result the expense categories for the three and nine month periods ended September 30, 2009 have been revised to be comparative with the presentation of the three and nine month periods ended September 30, 2010. The revisions had no effect on previously reported results of operations.

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

   In April 2009 the Company notified the Venezuelan government of the existence of a dispute under the Agreement between the Government of Canada and the Government of the Republic of Venezuela for the Promotion and Protection of Investments (“Canada – Venezuela Treaty”). In May 2009 the Venezuelan government denied the extension of the Brisas Alluvial Concession and the El Pauji Concession which had been properly requested by the Company pursuant to Article 25 of the Venezuelan mining law, in October 2007 and January 2008, respectively. MIBAM did not respond to our request for the extensions during the requisite 6 month time period as outlined in Article 25. Accordingly, the extensions were automatically granted pursuant to the mining law. After being unsuccessful in our efforts to meet with government officials to resolve the investment dispute, on October 21, 2009 the Company filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (ICSID), against the Bolivarian Republic of Venezuela.

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

In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  The Tribunal held its first session with the parties on April 23, 2010 during which time several procedural matters were agreed to, including the time schedule for the Arbitration. In compliance with that schedule, we filed our initial written submission, known as the Memorial, on September 24, 2010 claiming US$1.928 billion compensation for all of the loss and damage resulting from Venezuela’s wrongful conduct, which includes the full market value of the legal rights to develop the Brisas Project.  The Respondent is required to file its reply to the Company’s Memorial by March 7, 2011. Thereafter, further written submissions are scheduled to be made prior to the oral hearings, which are scheduled to commence on December 5, 2011.

As a precondition to bringing an arbitration claim under the Canada-Venezuela Treaty the Company waived its right to commence or continue before Venezuelan courts or tribunals with other legal or administrative challenges to the conduct that forms the basis of this ICSID claim, including the revocation of the Authorization to Affect and the denial of the extension of the Brisas Alluvial and El Pauji Concessions.

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

The Company’s historical results of operations and current financial position are a result of the Company’s efforts, since 1992, to develop the Brisas Project into an operating mine and more specifically, our decision, subsequent to the issuance of the Authorization to Affect (the authorization to begin construction of the Brisas Project), to issue convertible notes and common shares, place orders to acquire equipment, and to continue the development of Brisas. Likewise our October 2009 Request for Arbitration under the Additional Facility Rules of ICSID will shape the future financial position and results of operations of the Company. We expect the arbitration process to last approximately three years, consume substantial management time and cost an estimated $8 million to $10 million, excluding the time and funds necessary to collect on any award.

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

In addition to the management of our arbitration claim, we continue to explore efforts to facilitate a resolution of our dispute with the Venezuelan government, liquidate Brisas Project assets and evaluate other mining opportunities for a direct or indirect participation.

Throughout the second and third quarters of 2010, management of the Company met several times with working committees of MIBAM to discuss our investment dispute and the government’s objective regarding the Brisas Project.  In October 2010, the Venezuelan Attorney General’s office and MIBAM requested a meeting with the Company to explore possible resolutions.  Management believes that this meeting was positive primarily from the standpoint of attendance by the Attorney General’s office and key members of MIBAM. While a general framework for proceeding with settlement talks was considered and the overall tone was constructive, there can be no assurance that a resolution to this investment dispute can be concluded as an alternative to completing the arbitration process.

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

•         the realizable value of the remaining processing and related equipment may be different than management’s current estimate

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

Liquidity and Capital Resources

At September 30, 2010 our total financial resources, which included cash and cash equivalents, restricted cash and marketable securities, were approximately $76.5 million compared to $81.2 million at December 31, 2009. The Company’s cash and investments are held primarily in US dollar denominated accounts.

	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$ 55,440,670	$ 60,962,813	$ (5,522,143)
Restricted cash	8,995,701	9,489,777	(494,076)
	64,436,371	70,452,590	(6,016,219)
Marketable securities	12,052,775	10,773,845	1,278,930
Total	$ 76,489,146	$ 81,226,435	$ (4,737,289)

Our financial resources decreased approximately $4.7 million from December 31, 2009. This decrease was primarily due to cash used in operating activities of approximately $14.3 million more fully described below and net purchases of marketable securities of $0.2 million, partially offset by proceeds from the sale of equipment of approximately $8.9 million.  Restricted cash decreased by approximately $0.5 million as a result of payments for purchases of equipment relating to our previous purchase commitments for the Brisas Project.

As of November 9, 2010 we held approximately $75 million in cash, restricted cash and marketable securities. The primary future obligation of the Company is the 5.50% senior subordinated notes which may be settled in cash or common shares in the event the holder chooses a one-time option to put the notes back to the Company for repurchase on June 15, 2012 (see Note 16 to the consolidated financial statements). As a result, in the near-term we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2011.

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

Operating Activities

Cash flow used by operating activities for the three and nine month periods ended September 30, 2010 was approximately $3.9 and $14.3 million, which was an increase over the same periods in 2009 of approximately $0.8 and $1.5 million, respectively.

Investing Activities

Cash provided by investing activities during the three months ended September 30, 2010 decreased by $4.8 million from the comparable period in 2009. This decrease was primarily due to a decrease in net proceeds from marketable securities and equipment transactions of $1.8 million and $2.9 million, respectively. Cash provided by investing activities during the nine months ended September 30, 2010 increased by $22.1 million from the comparative periods in 2009. This change is primarily due to a decrease in net cash used in marketable securities transactions of $8.3 million, an increase in net proceeds from equipment transactions of $10.9 million and a decrease in interest paid on convertible notes of $2.8 million (See Notes 5, 6 and 13 to the consolidated financial statements).

		3 months			9 months
	2010	2009	Change	2010	2009	Change
Net proceeds (purchases) of marketable securities	$ 35,778	$ 1,868,614	$ (1,832,836)	$ (186,606)	$ (8,477,135)	$ 8,290,529
Purchase of property, plant and equipment	(2,552)	(6,062,697)	6,060,145	(500,992)	(11,818,595)	11,317,603
Proceeds from sale of equipment	50,506	7,297,598	(7,247,092)	8,901,590	7,297,598	1,603,992
Decrease in restricted cash	-	1,742,162	(1,742,162)	494,076	2,490,970	(1,996,894)
Interest paid on convertible debt	-	-	-	-	(2,828,841)	2,828,841
Other	-	(7,460)	7,460	-	(35,929)	35,929
	$ 83,732	$ 4,838,217	$ (4,754,485)	$ 8,708,068	$ (13,371,932)	$ 22,080,000

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

		3 months			9 months
	2010	2009	Change	2010	2009	Change
Net proceeds from issuance of common shares	-	-	-	$ 41,084	-	$ 41,084
Extinguishment of convertible notes	-	-	-	-	$ (415,254)	415,254
	-	-	-	$ 41,084	$ (415,254)	$ 456,338

Contractual Obligations

The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of September 30, 2010:

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

As of September 30, 2010, $1,151,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $451,000. The amounts shown above include the interest and principal payments due based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

2         The Company originally placed orders totaling $125.3 million for the fabrication of processing equipment, mobile equipment and other mining equipment and related engineering. As of September 30, 2010, the Company had equipment orders totaling $61.7 million and has made payments on these orders of $52.7 million.

Results of Operations

Summary Results of Operations

Consolidated net loss for the three and nine months ended September 30, 2010 was approximately $6.9 million and $16.6 million, an increase of approximately $1.4 million and $6.6 million, respectively over the comparable periods in 2009. As more fully discussed below, the change in net loss for the three and nine months ended September 30, 2010 was due to a decrease in other income of approximately $0.3 and $2.1 million, respectively and an increase in expenses of approximately $1.0 million and $4.5 million, respectively.

		3 months			9 months
	2010	2009	Change	2010	2009	Change
Other Income	$ 85,242	$ 406,813	$ (321,571)	$ 834,660	$ 2,959,063	$ (2,124,403)
Total expenses	(7,016,079)	(5,970,687)	(1,045,392)	(17,476,500)	(13,021,699)	(4,454,801)
Net Loss	$ (6,930,837)	$ (5,563,874)	$ (1,366,963)	$(16,641,840)	$ (10,062,636)	$ (6,579,204)

Other Income

As noted above we have no commercial production at this time and as a result, other income is often variable from period to period due to one-time or otherwise atypical sources of income such as gains on disposition of marketable securities, extinguishment of debt and sale of equipment.

During the three months ended September 30, 2010, the decrease in other income was primarily attributed to a reduction in gain on disposition of marketable securities of approximately $0.2 million, and an increase in foreign currency loss of $0.1 million. During the nine months ended September 30, 2010, the decrease in other income is primarily attributed to a reduction in gain on extinguishment of debt of approximately $0.6 million, due to the absence of any re-purchases of the Company’s convertible notes, reduction in gain on disposition of marketable securities of approximately $2.0 million, partially offset by a gain on sale of equipment of $0.4 million and an increase in foreign currency gain of $0.1 million.

		3 months			9 months
	2010	2009	Change	2010	2009	Change
Interest	$ 62,748	$ 74,672	$ (11,924)	$ 191,285	$ 221,924	$ (30,639)
Gain on extinguishment of debt	-	-	-	-	601,936	(601,936)
Gain on disposition of marketable securities	42,042	285,362	(243,320)	148,593	2,139,345	(1,990,752)
Gain on sale of equipment	36,633	-	36,633	406,677	-	406,677
Foreign currency gain (loss)	(56,181)	46,779	(102,960)	88,105	(4,142)	92,247
	$ 85,242	$ 406,813	$ (321,571)	$ 834,660	$ 2,959,063	$ (2,124,403)

Expenses

Overall the Company’s expenditures during the three and nine months ended September 30, 2010 are a function of the Company’s efforts to reduce core operating expenses which are obscured by ongoing costs associated with our arbitration claim against the government of Venezuela, equipment storage costs, takeover defense costs associated with the 2008 Rusoro hostile takeover bid and interest expense on the convertible debt which as a result of the expropriation of the Brisas Project is no longer capitalized as a cost of the project.

 During the three and nine month periods ended September 30, 2010, core operating costs decreased by approximately $1.1 million $3.3 million, respectively, primarily as a result of reductions related to both the number of personnel and compensation related items, fees associated with consultants, other discretionary costs and litigation costs. On a net basis, non-core operating costs, primarily costs associated with equipment storage, equipment sales, arbitration, takeover defense and interest on the convertible notes that is no longer capitalized, increased during the three and nine months ended September 30, 2010 by approximately $2.1 million and $7.7 million, respectively. Overall, as a result of reductions in more readily controllable core operating costs, expenses increased by approximately $1.1 million and $4.5 million during the three and nine months ended September 30, 2010.

		3 months			9 months
	2010	2009	Change	2010	2009	Change
Corporate general and administrative	$ 729,920	$ 1,147,667	$ (417,747)	$ 2,511,437	$ 3,668,635	$ (1,157,198)
Venezuelan expenses	327,830	686,147	(358,317)	1,204,481	2,152,968	(948,487)
Corporate communications	101,124	195,166	(94,042)	363,415	599,617	(236,202)
Legal and accounting	81,148	222,286	(141,138)	372,810	1,292,225	(919,415)
	1,240,022	2,251,266	(1,011,244)	4,452,143	7,713,445	(3,261,302)

Equipment holding costs	305,979	12,500	293,479	784,968	75,458	709,510
Loss on sale of equipment	-	3,423,544	(3,423,544)	-	3,423,544	(3,423,544)
Arbitration	3,437,287	260,771	3,176,516	5,861,225	260,771	5,600,454
Takeover defense	-	23,804	(23,804)	-	1,383,002	(1,383,002)
Interest expense	2,246,755	-	2,246,755	6,654,770	-	6,654,770
Income tax (benefit) expense	(213,964)	(1,198)	(212,766)	(276,606)	165,479	(442,085)
	5,776,057	3,719,421	2,056,636	13,024,357	5,308,254	7,716,103
Total Expenses for the Period	$ 7,016,079	$ 5,970,687	$ 1,045,392	$ 17,476,500	$ 13,021,699	$ 4,454,801

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

Transactions with Related Parties

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. The Company owned 12,062,953 common shares of MGC Ventures at September 30, 2010 and December 31, 2009 which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at September 30, 2010 and December 31, 2009.  In addition, MGC Ventures owned  0 and 280,000 common shares of Great Basin at September 30, 2010 and December 31, 2009, respectively. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. The Company owned 15,661,595 common shares of Great Basin at September 30, 2010 and December 31, 2009, which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at September 30, 2010 and December 31, 2009. Great Basin also owned 0 and 170,800 common shares of MGC Ventures at September 30, 2010 and December 31, 2009, respectively. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Arbitration

On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”). In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). The Company is seeking US $1.928 billion compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.  The Tribunal held its first session with the parties on April 23, 2010 during which time several procedural matters were agreed to, including the time schedule for the Arbitration. In compliance with that schedule, we filed our initial written submission, known as the Memorial, on September 24, 2010. The Respondent is required to file its reply to Company’s Memorial by March 7, 2011. Thereafter, further written submissions are scheduled to be made prior to the oral hearings, which are scheduled to commence on December 5, 2011.

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

ITEM 1A.     RISK FACTORS

The risk factors for the quarter ended September 30, 2010 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.       [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION- None

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

November 9, 2010

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

November 9, 2010

EXHIBIT 32.1 CERTIFICATION OF THE CEO PURSUANT TO SECTION 906

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Rockne J. Timm, Chief Executive Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2010 of Gold Reserve Inc. that:

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

November 9, 2010

EXHIBIT 32.2 CERTIFICATION OF THE CFO PURSUANT TO SECTION 906

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Robert A. McGuinness, Vice President Finance and Chief Financial Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2010 of Gold Reserve Inc. that:

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

November 9, 2010