Form 10-K
period 2010-12-31
GOLD RESERVE INC
filed 2011-03-23
CIK 1072725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2010

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to_______

Commission file number: 001-31819

GOLD RESERVE INC. (Exact name of Registrant as specified in its charter)

	Yukon Territory, Canada	NA
(Jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

926 West Sprague Avenue, Suite 200, Spokane, Washington		99201
	(Address of principal executive offices)	Zip Code
(509) 623-1500
(Registrant’s Telephone, including area code)
Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered
	Class A common shares, no par value per share	The Toronto Stock Exchange (“TSX”)
	Preferred share purchase rights	NYSE Amex
Securities registered or to be registered pursuant to Section 12(g) of the Act:		(Title of Class) None
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐Yes	☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No

Aggregate market value of the voting and non-voting common equity (which consists of Class A Common Shares and Equity Units) held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NYSE Amex on such date ($0.81): $25,947,925. As of March 22, 2011, 58,962,351 Class A common shares, no par value per share, and 500,236 Class B common shares, no par value per share, were issued and outstanding.

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

     In this report, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies that may cause the Company’s actual financial results, performance, or achievements to be materially different from those expressed or implied herein.

     Forward-looking statements involve risks and uncertainties, as well as assumptions that may never materialize, prove incorrect or materialize other than as currently contemplated which could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “may,” “could” and other similar expressions that are predictions of or indicate future events and future trends which do not relate to historical matters, identify forward-looking statements. Any such forward-looking statements are not intended to give any assurances as to future results. Numerous factors could cause actual results to differ materially from those in the forward-looking statements as more fully described in “Part I- Item 1A. Risk Factors.” Investors are cautioned not to put undue reliance on forward-looking statements, and investors should not infer that there has been no change in our affairs since the date of this report that would warrant any modification of any forward-looking statement made in this document, other documents filed periodically with securities regulators or documents presented on our website. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this notice. We disclaim any intent or obligation to update publicly or otherwise revise any forward-looking statements or the foregoing list of assumptions or factors, whether as a result of new information, future events or otherwise, subject to our disclosure obligations under applicable rules promulgated by the U.S. Securities and Exchange Commission (the “SEC”).

CAUTIONARY NOTE REGARDING DIFFERENCES IN U.S. AND CANADIAN REPORTING PRACTICES

     We maintain our accounts in U.S. dollars and prepare our financial statements, which are filed with this Annual Report on Form 10-K, in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”), and subject to Canadian auditing and auditor independence standards. Accordingly, our audited consolidated financial statements included in “Part II- Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K may not be comparable to financial statements of companies reporting in accordance with U.S. GAAP. Significant differences between Canadian GAAP and U.S. GAAP are described in Note 19 of our consolidated financial statements.

CURRENCY AND EXCHANGE RATES

     Unless otherwise indicated, all references to “$” or “U.S. dollars” in this Annual Report on Form 10-K refer to U.S. dollars, references to “Cdn$” or “Canadian dollars” refer to Canadian dollars and references to “Bs” refer to Venezuelan Bolivars. The 12 month average rate of exchange for one Canadian dollar, expressed in U.S. dollars, for each of the last three years equaled 0.9707, 0.8761, and 0.9374, respectively and the exchange rate at the end of each such period equaled 0.9991, 0.9559, and 0.8170, respectively.

PART I

Item 1. Business

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Gold Reserve” and the “Company” refer to Gold Reserve Inc. and its consolidated subsidiaries and affiliates, unless the context requires otherwise.

     Gold Reserve Inc. is engaged in the business of acquiring, exploring and developing mining projects. The Company is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956.

     Our registered agent is Austring, Fendrick, Fairman & Parkkari, The Drury Building, 3801 Third Avenue, Whitehorse, Yukon, Y1A 4Z7. Telephone and fax numbers for our registered agent are 867.668.4405 and 867.668.3710, respectively. Our administrative office is located at 926 West Sprague Avenue, Suite 200, Spokane, WA 99201, U.S.A. and our telephone and fax numbers are 509.623.1500 and 509.623.1634, respectively.

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

Our material subsidiaries are as follows:

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

     The Company no longer characterizes historically reported mineralization related to the Brisas Project as “reserves”. The information contained in this Annual Report on Form 10-K relating to our past development efforts, regulatory process and reported mineral reserves for the Brisas Project and Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

     From 1992 to 2008 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in southeastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”). The Brisas Project is one of the largest undeveloped gold/copper deposits in the world, containing estimated ore reserves of 10.2 million ounces of gold and 1.4 billion pounds of copper. See Item 2. Properties.

     In April 2008, the Bolivarian Republic of Venezuela (“Venezuela”) revoked the March 2007 Authorization for the Affectation of Natural Resources for the Construction of Infrastructure and Services Phase of the Brisas Project (the “Authorization to Affect” or the “Permit”). In April 2009, after one year of efforts to reinstate the Permit the Company formally notified Venezuela of the existence of a dispute between the Company and Venezuela.

     In October 2009 the Company filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”) of the World Bank, in Washington D.C. against Venezuela seeking compensation for the losses caused to the Company resulting from Venezuela’s violations of the Canada – Venezuela Bilateral Investment Treaty (the “Canada – Venezuela Treaty”) in regard to the Company and its investments in Venezuela relating to the Brisas Project and the Choco 5 property. In November 2009 ICSID registered our Request for Arbitration and in April 2010 the first Session of the Tribunal was held that established procedural matters and the calendar for the briefings.

     In compliance with the schedule established by the ICSID Tribunal, we filed our initial written submission, known as the Memorial, on September 24, 2010, seeking compensation of US$1.928 billion for all of the loss and damage resulting from Venezuela’s wrongful conduct, which includes the full market value of the legal rights to develop the Brisas Project. See Item 2. Properties and Item 3. Legal Proceedings – Arbitration.

     In continuance of our 2010 efforts, our primary 2011 objectives are to manage the arbitration claim against Venezuela including, to the extent possible, accelerating its completion and to minimize costs. Our other major objectives for 2011 are to continue to: (1) pursue an amicable settlement with Venezuela that may include a monetary agreement and/or project participation; (2) dispose of previously purchased Brisas Project assets, which originally cost approximately $39 million and are recorded on the balance sheet at their estimated net realizable value of $28 million; (3) pursue alternative industry opportunities for participation; and (4) continue to evaluate the Company’s options to redeem, restructure or otherwise modify the terms of the 5.50% convertible notes which, among other things, are subject to the sale of the Brisas Project assets.

     We believe the successful execution of these objectives will be facilitated by the Company’s senior management team, which has extensive technical, financial and administrative experience in the mining industry- substantially all of whom have been employed by the Company for over 15 years with a single focus of developing the Brisas Project. These individuals not only possess valuable historical knowledge related to the Brisas Project which is important to the successful execution of our arbitration efforts but they also play a critical role in the Company’s ongoing evaluation and monitoring of mining opportunities for potential participation by the Company. The timing of any such new investment or transaction if any, and the amounts that may be required cannot be determined at this time and are subject to available cash, sale of equipment originally slated for the Brisas Project and/or future financings, if any.

     In October 2010, the Company attended a meeting with representatives from the Venezuelan Attorney General’s office and the Ministry of Basic Industry and Mines (“MIBAM”) to discuss our dispute and possible resolutions. As a result of the meeting we have had formal and informal communications and expect to meet with these representatives in the near future to continue our discussions.

     In December 2010, Venezuela filed a request with the Tribunal for the production of documents over and above the 33 volumes of hard copy exhibits and thousands of pages of electronic appendices which accompanied the Company’s September 24, 2010 Memorial and also filed a jurisdictional objection claiming that Gold Reserve did not have the right to present a claim under the Canada –Venezuela Treaty. Venezuela further requested a suspension of the proceedings on the merits so that the jurisdictional objections could be treated as a preliminary matter separate from the merits.

     On February 3, 2011, the Tribunal issued a procedural order granting in part Venezuela’s request for the production of certain documents. To the extent the documents ordered to be produced were deemed to be proprietary by the Company, the Tribunal’s order granted view-only access to such documents. In addition to the production of documents, the Tribunal in its order established a revised schedule for the remaining written submissions including granting Venezuela a five week extension from March 7, 2011 to April 14, 2011 to file its response or Counter-Memorial to the Company’s Memorial. The oral hearing date of February 6, 2012 remains unchanged.

     On February 25, 2011, the Tribunal denied Venezuela’s previous petition to bifurcate the arbitration into a jurisdiction phase and a merits phase and decided that Venezuela’s jurisdictional objections will be addressed together with the merits. See Item 3. Legal Proceedings – Arbitration

Item 1A.

Risk Factors

Failure to prevail in the arbitration proceedings and obtain compensation from Venezuela for the value of our investment in the Brisas Project could materially adversely affect the Company.

     We commenced arbitration proceedings in October 2009 to establish Venezuela’s liability for its breaches of the Canada –Venezuela Treaty, including the expropriation of the Brisas Project, and to obtain compensation of $1.928 billion as a result of such breaches. The cost of prosecuting our claims in the arbitration over an estimated three to five years could be substantial, and there is no assurance that we will be successful in our claims or, if successful, will collect any award by the Tribunal for compensation from Venezuela. See Item 3. Legal Proceedings –Arbitration.

The conversion, repurchase or restructure of our outstanding convertible notes could result in the issuance of a significant number of our common shares causing significant dilution to existing shareholders and, in certain circumstances, could result in a change of control.

     In May 2007, we issued $103,500,000 aggregate principal amount of 5.50% convertible notes due on June 15, 2022. On June 15, 2012, note holders have a one time option to require the Company to repurchase the notes at a price equal to 100% of the principal amount of the notes plus unpaid interest. We may elect or, if we have insufficient cash, be required to satisfy our obligation to repurchase the outstanding notes, in whole or in part, by delivering common shares which would require us to issue shares based on the share price on June 15, 2012, likely resulting in significant dilution to existing shareholders and a potential change of control of the Company which could result in the payment of severance compensation pursuant to change of control agreements with certain employees.. See Note 17. to the consolidated financial statements.

Our ability to obtain the resources required for continued servicing or restructuring of our convertible notes or to meet other obligations as they come due depends on numerous factors, some of which are beyond our control.

     Unless and until we successfully collect an arbitral award, if any, or acquire and/or develop other operating properties which provide positive cash flow, our ability to meet our obligations as they come due or redeem in whole or part or otherwise restructure the convertible notes excluding the note holder’s option to require the Company to redeem the convertible notes on June 15, 2012, will be limited to our cash on hand and/or our ability to issue additional equity or debt securities in the future. Such transactions could potentially cause substantial dilution to the then existing shareholders and, in certain circumstances, could result in a change of control.

Failure to acquire or invest in another mining project could adversely affect future results.

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

     In December 2008, the Company filed an action in the Ontario Superior Court of Justice against Rusoro and Rusoro’s financial advisor Endeavour Financial International Corporation (“Endeavour”) seeking an injunction restraining Rusoro and Endeavour from proceeding with an unsolicited offer by Rusoro to acquire all of the Company’s outstanding shares, significant monetary damages, and various other items. Endeavour was the Company’s financial advisor from 2004 until shortly after the commencement of Rusoro’s offer. The Company was subsequently granted an interlocutory injunction restraining Rusoro and Endeavour from proceeding with any hostile bid until the conclusion and disposition at trial of our original legal action. A subsequent appeal by Rusoro was denied and thereafter Rusoro and Endeavour filed counterclaims against the Company for, among other things, damages of Cdn $102.5 million and $0.5 million, respectively. Our legal action is ongoing and there can be no assurances as to its ultimate outcome, whether Rusoro and or Endeavour will pursue any other legal course of action or, if successful, whether Rusoro will initiate another unsolicited offer for the Company. See Item 3. Legal Proceedings – Litigation.

Failure to retain and attract key personnel could adversely affect the Company.

     We are dependent upon the abilities and continued participation of key personnel to manage the Brisas arbitration and identify, acquire and develop new opportunities. Substantially all key management personnel have been employed by the Company for over 15 years. The loss of key employees (in particular those long time key management personnel possessing important historical knowledge related to the Brisas Project which is relevant to our arbitration claims) or an inability to obtain personnel necessary to execute our plan to acquire and develop a new project could have a material adverse effect on our future operations.

Operating losses are expected to continue.

     We have no commercial production at this time and, as a result, we have not recorded revenue or cash flows from mining operations and have experienced losses from operations for each of the last five years, a trend we expect to continue unless and until the investment dispute regarding Brisas is resolved favorably to the Company and/or we acquire or invest in an alternative project and achieve commercial production.

We may issue additional common shares, debt instruments convertible into common shares or other equity-based instruments to fund future operations.

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

The price and liquidity of our common shares may be volatile.

     The market price of our common shares may fluctuate based on a number of factors, some of which are beyond our control, including:

  the result of our arbitration and litigation proceedings;
  economic and political developments in Venezuela;
  our operating performance and financial condition;
  continued listing of our common shares on Canadian and US stock exchanges;
  the public’s reaction to announcements or filings by ourselves or by our competitors;
  the price of gold and copper and other metal prices, as well as metal production volatility;
  the arrival or departure of key personnel;
  acquisitions, strategic alliances or joint ventures involving us or our competitors.

Risks inherent in the mining industry could adversely impact future operations.

     Exploration for gold and other metals is speculative in nature, involves many risks and frequently is unsuccessful. Exploration programs entail risks relating to location, metallurgical processes, governmental permits and regulatory approvals and the construction of mining and processing facilities. Development can take a number of years, requiring substantial expenditures and there is no assurance that we will have, or be able to raise, the required funds to engage in these activities or to meet our obligations with respect to the exploration properties in which we may acquire an interest. Any one or more of these factors or occurrence of other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies.

U.S. Internal Revenue Service designation as a “passive foreign investment company” may result in adverse U.S. tax consequences to U.S. shareholders.

         U.S. taxpayers should be aware that we have determined that the Company is a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a “PFIC”) for the taxable year ended December 31, 2010, and it may be a PFIC for all taxable years prior to the time the Company has income from production activities. We do not believe that any of the Company’s subsidiaries were PFICs as to any shareholder of the Company for the taxable year ended December 31, 2010, however, due to the complexities of the PFIC determination detailed below, we cannot guarantee this belief and, as a result, we cannot determine that the IRS would not take the position that certain subsidiaries are not PFIC’s. The determination of whether the Company and any of its subsidiaries will be a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company and any of its subsidiaries will be a PFIC for any taxable year generally depends on the Company's and its subsidiaries’ assets and income over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Annual Report on Form 10-K. Accordingly, there can be no assurance that the Company and any of its subsidiaries will not be a PFIC for any taxable year.

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

     Investors in the U.S. or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against the Company, our directors or executive officers based on civil liability provisions of federal securities laws or other laws of the U.S. or any state thereof or the equivalent laws of other jurisdictions of residence. We are organized under the laws of the Yukon Territory, Canada. Some of our directors and officers, and some of the experts named from time to time in our filings, are residents of Canada or otherwise reside outside of the U.S. and all or a substantial portion of their assets, and a substantial portion of our assets, are located outside of the U.S. As a result, it may be difficult for investors in the U.S. or outside of Canada to bring an action in the U.S. against directors, officers or experts who are not resident in the U.S. It may also be difficult for an investor to enforce a judgment obtained in a U.S. court or a court of another jurisdiction of residence predicated upon the civil liability provisions of Canadian security laws or U.S. federal securities laws or other laws of the U.S. or any state thereof against us or those persons.

Item 1B. Unresolved Staff Comments- Not Applicable.

Item 2. Properties

     The Company acquired the Brisas Project and the Choco 5 property in 1992 and 2000, respectively. From 1992 to 2008 we focused substantially all of our management and financial resources on the development of the Brisas Project. In April 2008, Venezuela revoked the previously issued Authorization to Affect for the Brisas Project. This revocation and subsequent improper actions by Venezuela forced the Company to discontinue development of the Brisas Project and exploration of the Choco 5 property and to file a Request for Arbitration under the Additional Facility Rules of ICSID against Venezuela as discussed herein. Subsequent to our filing with ICSID, Venezuela took physical possession of the property, seized our assets and expelled our personnel. See Item 3. Legal Proceedings –Arbitration.

     The Company no longer characterizes historically reported mineralization related to the Brisas Project as “reserves”. The information contained in this Annual Report on Form 10-K relating to our past development efforts, regulatory process and reported mineral reserves for the Brisas Project and Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

PROPERTIES

Brisas Project

Location

     The Brisas Project was located in the Km 88 mining district in the State of Bolivar in southeastern Venezuela approximately 373 kilometers (229 miles), by paved highway, southeast of Puerto Ordaz (Ciudad Guayana). The project, accessible by an all-weather road, was 5 kilometers west of the Km 88 marker on Highway 10. Puerto Ordaz is the center of major regional industrial development with nearby hydroelectric generating plants and port facilities accessible to ocean-going vessels from the Atlantic Ocean, via the Orinoco River.

Properties

     The Brisas Project primarily consisted of a 500-hectare land parcel consisting of the Brisas Alluvial Concession and the Brisas Hardrock Concession beneath the alluvial concession (the “Brisas concessions”). Together these concessions contained substantially all of the mineralization identified in the Company’s development plan documents including the Bankable Feasibility Study, as updated, and numerous other supporting documents and studies. Brisas also included a number of other existing concessions or pending applications for concessions, alfarjetas, Corporación Venezolana de Guayana (“CVG”) (a government-owned corporation) work contracts, land use authorizations or easements adjacent to or near the Brisas concessions for the planned mining and milling facility, related infrastructure and future needs totaling as much as 13,000 hectares.

     Generally, a concession represents a privilege, license or mining title granted by the MIBAM or its predecessor Ministry of Energy and Mines (“MEM”), pursuant to Venezuelan mining law, to explore and, if warranted, produce minerals from a specified property. An alfarjeta is a right similar to a concession except that the area of the land parcel is insufficient in size to be designated a concession. A CVG work contract is similar to rights granted pursuant to a concession, except contract law governs such rights. In 2003 CVG's authority to grant new mining contracts was eliminated. Land use authorizations and easements are generally the right to occupy land required for mining activities.

Development History

     MIBAM’s approval of the Brisas operating plan in 2003 was a prerequisite for submitting the Brisas Environmental and Social Impact Study for the Exploitation and Processing of Gold and Copper Ore (“Estudio de Impacto Ambiental y Sociocultural” or “ESIA”) to the Ministry of Environment (“MinAmb”). MinAmb approved the ESIA in early 2007 and in March 2007 issued the Authorization to Affect. The Authorization to Affect provided for the commencement of construction for certain infrastructure work, including various construction activities at or near the mine site, but not the erection of the mill and the exploitation of the gold and copper mineralization at Brisas.

     Based on the issuance of the Authorization to Affect, we commenced significant pre-construction procurement efforts with the assistance of our Engineering, Procurement and Construction Management (“EPCM”) contractor awarding contracts for Brisas site prep and construction camp facilities and placing orders for the gyratory crusher, pebble crushers, SAG and ball mills, mill motors and other related processing equipment, early-works construction equipment and various other site equipment totaling approximately $125 million, accelerated detailed project engineering, hired a number of senior technical staff, completed the sale of approximately $104 million of convertible notes and $74 million (net of expenses) in new equity, launched a number of environmental and social initiatives and commenced preparation of the Brisas site for construction activities.

     The Authorization to Affect mandated that before commencing significant permitted activities we were required to complete an administrative procedure by signing what was referred to as an initiation act with MinAmb representatives which indicated that all conditions precedent to commencing activities had been met, documented our understanding of the obligations throughout the term of the authorization and certified that the permitted activities had in fact commenced. The request for the approval of the initiation act was submitted shortly after the Authorization to Affect was approved and requested multiple times thereafter. However, MinAmb did not act on our requests.

     Management completed an original Bankable Feasibility Study in 2005. In March 2008, we updated the study and prepared a new National Instrument (“NI”) 43-101 report for the Brisas Project. The Company and the project’s EPCM (Engineering, Procurement, and Construction Management) contractor updated the capital costs contained therein.

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

     In April 2009, as a result of Venezuela’s failure to reinstate the Authorization to Affect and the lack of any meaningful dialog to resolve the prolonged obstruction of our rights to the Brisas Project, we notified Venezuela of the existence of a dispute between the Company and Venezuela under both: (1) Canada – Venezuela Treaty and (2) the Barbados – Venezuela Treaty.

     Further, in May 2009, MIBAM denied the normal course extension of our Brisas Alluvial Concession and also denied the extension of the El Pauji Concession held for infrastructure purposes. We applied for the extension of both the Brisas Alluvial Concession and the El Pauji Concession pursuant to Article 25 of the Venezuelan mining law, which provided MIBAM a six-month period ending in April 2008 and July 2008, respectively, to decide on the extension requests. MIBAM did not respond to either of our requests for extension during the requisite time period. As a result of MIBAM's failure to expressly deny the extension application in the requisite time period, the extensions were automatically granted pursuant to Article 25 of the mining law. More than one year after the six month time periods elapsed, MIBAM issued decisions denying the extension requests. Citing internal reports (the contents of which were not disclosed to us until months later) the decisions asserted without evidence and prior notice that the Company was not in compliance with its obligations in regards to the concessions. Those decisions were issued notwithstanding the fact that in September 2008, after the lapse of the six-month time period, we received from MIBAM a certificate of compliance (or good standing) confirming the Company’s compliance with obligations set forth in the mining law and in the title for the Brisas Alluvial and El Pauji Concessions. MIBAM acknowledged that we timely filed our extension application and acknowledged that it made its evaluation on the status of the concession subsequent to the six-month time period promulgated in Article 25 of the mining law, effectively ignoring its own regulations and laws.

     With no formal response from Venezuela concerning our April 2009 notice regarding the existence of a dispute between the Company and Venezuela, in August 2009 we delivered a follow-up notice reminding Venezuela of the existence of a dispute and confirming our intent to amicably settle the dispute if possible. Again, we received no formal response from Venezuela regarding the investment dispute between the Company and Venezuela.

     On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against Venezuela seeking compensation for the losses to the Company resulting from Venezuela's violations of the Canada –Venezuela Treaty in regard to the Company and its investments in Venezuela relating to the Brisas Project and the Choco 5 property in the Bolivar State of Venezuela. See Item 3. Legal Proceedings – Arbitration. In evident retaliation, Venezuelan government personnel arrived at the Brisas Project camp site on October 26, 2009, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel, and took physical possession of the property. Subsequently, on November 4, 2009, Venezuela notified us through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel our underlying hard rock concession which it did pursuant to a notice delivered to the Company in June 2010.

     Since acquiring the Brisas Alluvial Concession in 1992, we have expended close to $300 million on the Brisas Project (including equipment recorded in the Consolidated Balance Sheet and financial, legal and engineering costs incurred in support of our Venezuelan operations and the $151 million write-down of previously capitalized costs associated with our Venezuelan operations recorded in the Consolidated Statement of Operations).

     These costs include amounts expended for property and mineral rights, easements, acquisition costs, equipment expenditures, litigation settlement costs, general and administrative costs and extensive exploration costs including geology, geophysics and geochemistry, approximately 975 drill holes totaling over 200,000 meters of drilling, independent audits of drilling, sampling, assaying procedures and ore reserves methodology, environmental baseline work/socioeconomic studies, hydrology studies, geotechnical studies, mine planning, advanced stage grinding and metallurgical test work, tailings dam designs, milling process flow sheet designs, Environmental Impact Statement and Bankable Feasibility Study, including subsequent updates, and an independent CSA National Instrument 43-101 report which was most recently updated in March 2008. Detailed engineering for Brisas was approximately 85% complete at the date of its seizure by Venezuela.

Choco 5 Property

     The Choco 5 property was a grass-roots gold and other minerals exploration target also located in the State of Bolivar, Guayana region. The property consisted of a 5,000 hectare parcel located 24 kilometers west of the mining community of El Callao (population approximately 25,000) located in the El Callao gold mining district and 200 kilometers south of Puerto Ordaz, the nearest major city. The underlying mining title or concession for the area known as the Choco 5 property was issued by MEM to CVG on May 11, 1993. The concession was subsequently leased by CVG to CVG/Minerven (a CVG subsidiary) pursuant to an agreement dated December 22, 1998 (the “Choco 5 Lease”). On June 28, 2000, CVG/Minerven subleased the Choco 5 Concession to the Company (the “Choco 5 Sublease”). The Choco 5 concession was a vein (hardrock) and alluvial concession for the exploration and subsequent exploitation of primarily gold and copper as well as other minerals. Subsequent to acquiring the Choco 5 property, we invested approximately $1.5 million on the exploration, which included acquisition costs, geological mapping, airborne geophysics, stream sediment and soil geochemistry, mapping, geomorphological study, drilling and assaying. We suspended all Choco 5 exploration activities pending the resolution of the Brisas investment dispute with Venezuela. See Item 3. Legal Proceedings – Arbitration.

Item 3.     Legal Proceedings

Arbitration

     In April 2008, Venezuela revoked the Brisas Project Authorization to Affect. In October 2009, in response to the revocation, the Company filed a Request for Arbitration under the Additional Facility Rules of ICSID of the World Bank, in Washington D.C. seeking compensation for the losses caused to the Company as a result of Venezuela’s violations of the Canada – Venezuela Treaty relating to the Company and its investments in the Brisas Project and the Choco 5 property.

     The Canada –Venezuela Treaty requires as a precondition to bringing an arbitration claim under the Treaty that an investor and any enterprise the investor owns directly or indirectly that has suffered losses that form the basis of a claim by the investor to "waive[ ] its right to initiate or continue any other proceedings in relation to the measure that is alleged to be in breach of [the Treaty] before the courts or tribunals of the Contracting Party concerned or in a dispute settlement procedure of any kind." As a result, the Company and its relevant subsidiaries waived their right to commence or continue with other legal or administrative challenges to the conduct that forms the basis of the ICSID claim, including the revocation of the Permit and the denial of the extension of the Brisas Alluvial and El Pauji Concessions.

     In November 2009 ICSID registered our Request for Arbitration and in April 2010, the first Session of the Tribunal was held that established procedural matters and the calendar for the briefings. In compliance with the schedule established by the ICSID Tribunal, we filed the Memorial on September 24, 2010, seeking compensation of US$1.928 billion for all of the loss and damage resulting from Venezuela’s wrongful conduct, which includes the full market value of the legal rights to develop the Brisas Project.

     As presently directed by the Tribunal, Venezuela’s Counter-Memorial is due April 14, 2011; Gold Reserve’s Reply is due July 15, 2011, Venezuela’s Rejoinder is due October 17, 2011, and the hearing date is scheduled for February 6, 2012. A decision by the Tribunal may be issued by late 2012 or early 2013.

     Refer to www.goldreserveinc.com/international arbitration for additional information regarding the procedural status of the Company’s arbitration against the Republic of Venezuela (the “Respondent”). The information located on our website is not incorporated by reference to this annual report and has not been filed or furnished to the SEC.

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

     On February 15, 2009, Rusoro and Endeavour both served a motion with the Ontario Superior Court of Justice seeking permission to appeal to the Divisional Court the February 10, 2009 order that was granted against them. The Company opposed these motions which were heard in Toronto on April 2, 2009. On April 6, 2009 the permission to appeal was denied. Rusoro has filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction. Endeavour has filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer. During 2010 the Company developed its strategy for the execution of this action, added two additional defendants, amended the claim for monetary damages and collected all its relevant documents, including electronically stored information and is in the process of proceeding to depositions.

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

		TSX	NYSE Amex
	Canadian dollars		U.S. dollars
2011	High	Low	High	Low
March (through 03/22/11)	$1.77	$1.66	$1.82	$1.67
February	1.82	1.66	1.85	1.68
January	1.88	1.67	1.87	1.67

2010
Fourth Quarter	$1.84	$1.39	$1.84	$1.37
Third Quarter	1.32	0.82	1.28	0.80
Second Quarter	1.25	0.76	1.24	0.71
First Quarter	1.63	1.01	1.58	0.98

2009
Fourth Quarter	$1.79	$0.89	$1.73	$0.86
Third Quarter	1.13	0.51	1.04	0.48
Second Quarter	0.85	0.56	0.70	0.50
First Quarter	1.45	0.70	1.23	0.54

     On March 22, 2011, the closing price for a Class A common share of the Company was Cdn $1.71 per share on the TSX and U.S. $1.70 per share on the NYSE Amex. As of March 22, 2011, there were a total of 58,962,351 Class A common shares and 500,236 Class B common shares issued and outstanding. The number of holders of Class A and Class B common shares of record on March 22, 2011 was approximately 819. As of March 22, 2011, based on information received from our transfer agent and other service providers, we believe our common shares are owned beneficially by approximately 8,000 shareholders.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gold Reserve Corporation, the NASDAQ Composite Index and the S&P Gold Index

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved. Fiscal year ending December 31.

Exchange Controls

     There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the securities of the Company, other than a Canadian withholding tax. See “—Certain Canadian Income Tax Considerations for U.S. Residents,” below.

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

Item 6.	Selected Financial Data

	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS
Other Income	$ 958,368	$ 3,165,736	$ 2,521,302	$ 6,499,084	$ 8,252,058

Expenses

Corporate general and administrative	$ 3,288,691	$ 4,559,721	$ 7,707,545	$ 12,983,822	$ 6,836,418
Venezuelan expenses	1,714,543	3,600,648	5,030,541	4,635,784	5,231,333
Corporate communications	525,658	753,737	1,043,227	977,454	724,622
Legal and accounting	446,611	1,320,855	1,035,065	781,243	772,695
	5,975,503	10,234,961	14,816,378	19,378,303	13,565,068

Equipment holding costs	1,567,181	401,336	15,000
Write-down of machinery & equipment	2,518,796
Loss (gain) on sale of equipment	(419.413)	3,423,544	1,346,423
Arbitration	6,289,647	673,592
Takeover defense		1,330,366	5,271,360
Foreign currency (gain) loss	21,907	(5,429)	61,212	(926,299)	1,141,932
Loss before interest expense, income
tax and extraordinary item	(14,995,253)	(12,892,634)	(18,989,071)	(11,952,920)	(6,454,942)

Interest expense	(8,911,448)	(1,688,403)
Income tax benefit (expense)	359,767	(142,319)	(737,050)	(26,848)	(521,803)
Loss before extraordinary item	(23,546,934)	(14,723,356)	(19,726,121)	(11,979,768)	(6,976,745)

Extraordinary loss on expropriation		(150,726,472)
Net loss	(23,546,934)	(165,449,828)	(19,726,121)	(11,979,768)	(6,976,745)
Net loss per share - basic and diluted	(0.41)	(2.89)	(0.35)	(0.24)	(0.18)

Note:

Expenses for the periods prior to the year ended December 31, 2010 have been reclassified to be comparative with the 2010 presentation. The revisions had no effect on previously reported results of operations

BALANCE SHEET
Cash and cash equivalents, marketable
securities, restricted cash	$ 60,450,401	$ 81,226,435	$110,402,599	$151,748,690	$ 28,684,310
Property, plant and equipment, net (1)	28,503,330	38,122,102	175,132,478	128,624,670	73,643,895
Total assets (2)	98,430,366	119,915,020	287,614,514	281,898,903	104,615,721
Convertible notes (3)	96,975,421	93,693,168	91,829,699	70,306,054	-
Total liabilities	98,843,121	97,717,721	102,508,078	80,578,094	3,643,709
Total shareholders’ equity (deficit)	(412,755)	19,917,600	185,106,436	201,320,809	100,972,012

(1) Includes approximately $28 million related to Brisas Project equipment management intends to dispose of in the future.

(2) Includes approximately $7.9 million of assets held for sale liquidated in the first quarter of 2011.

(3) Face value of outstanding convertible notes is approximately $102.3 million. Note 17. to the consolidated financial statements.

STATEMENT OF CASH FLOWS
Net cash used in operating activities	$(20,428,684)	$(15,130,345)	$(13,858,222)	$(5,675,305)	$(11,179,770)
Net cash provided by (used in)
investing activities	17,608,688	(15,048,843)	10,454,475	(97,797,970)	(8,518,467)
Net cash provided by (used in)
financing activities	43,661	(408,166)	273,338	172,779,163	25,702,673

Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

OVERVIEW

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated March 22, 2011 is intended to assist in understanding and assessing our results of operations and financial condition.

     Gold Reserve, an exploration stage company, is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2008 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”). Since 1992, expenditures associated with the Brisas Project and Choco 5 property both capitalized and expensed as a period cost total nearly $300 million. See Item 2. Properties.

     The Company’s current financial position and historical results of operations are a product of the Company’s efforts, since 1992, to develop the Brisas Project into an operating mine and more specifically, a function of our decision, subsequent to the issuance of the Authorization to Affect, to place orders to acquire approximately $125 million of equipment, raise $183 million through the issuance of convertible notes and common shares and to continue to incur substantial operating deficits. Likewise, our October 2009 Request for Arbitration under the Additional Facility Rules of ICSID and the write-off of the costs associated with our Venezuelan operations will continue to influence the future financial position and results of operations of the Company. We expect the arbitration process, which commenced in April 2009 when we advised Venezuela of our claims pursuant to the Canada –Venezuela Treaty, to last three to five years from commencement and consume substantial management time and financial resources.

     In continuance of our 2010 efforts, our primary 2011 objectives are to manage the arbitration claim against Venezuela including, to the extent possible, accelerating its completion and to minimize costs. Our other major objectives for 2011 are to continue to: (1) pursue an amicable settlement with Venezuela that may include a monetary agreement and/or project participation; (2) dispose of previously purchased Brisas Project assets, which originally cost approximately $39 million and are recorded on the balance sheet at their estimated net realizable value of $28 million; (3) pursue alternative industry opportunities for participation; and (4) continue to evaluate the Company’s options to redeem, restructure or otherwise modify the terms of the 5.50% convertible notes which, among other things, are subject to the sale of the Brisas Project assets.

     We believe the successful execution of these objectives will be facilitated by the Company’s senior management team, which has extensive technical, financial and administrative experience in the mining industry- substantially all of whom have been employed by the Company for over 15 years with a single focus of developing the Brisas Project. These individuals not only possess valuable historical knowledge related to the Brisas Project which is important to the successful execution of our arbitration efforts but they also play a critical role in the Company’s ongoing evaluation and monitoring of mining opportunities for potential participation by the Company. The timing of any such new investment or transaction if any, and the amounts that may be required cannot be determined at this time and are subject to available cash, sale of equipment originally slated for the Brisas Project and/or future financings, if any.

     On October 26, 2009, in apparent response to our filing on October 21, 2009, a Request for Arbitration under the Additional Facility Rules of ICSID against Venezuela, government personnel arrived at the project site, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel, and took physical possession of the property. Subsequently, on November 4, 2009, Venezuela notified us through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel our underlying hard rock concession which it formally completed in June 2010. We recorded a non-cash expense adjustment of approximately of $151 million related to the capital costs associated with the Brisas Project for the year ended December 31, 2009. See Item 3. Legal Proceedings –Arbitration.

     In October 2010, the Company attended a meeting with representatives from the Venezuelan Attorney General’s office and MIBAM to discuss our dispute and possible resolutions. As a result of the meeting we have had formal and informal communications and expect to meet with these representatives in the near future to continue our discussions.

     In December 2010, Venezuela filed a request with the Tribunal for the production of documents over and above the 33 volumes of hard copy exhibits and thousands of pages of electronic appendices which accompanied the Company’s September 24, 2010 Memorial and also filed a jurisdictional objection claiming that Gold Reserve did not have the right to present a claim under the Canada –Venezuela Treaty. Venezuela further requested a suspension of the proceedings on the merits so that the jurisdictional objections could be treated as a preliminary matter separate from the merits.

     On February 3, 2011, the Tribunal issued a procedural order granting in part Venezuela’s request for the production of certain documents. To the extent the documents ordered to be produced were deemed to be proprietary by the Company, the Tribunal’s order granted view-only access to such documents. In addition to the production of documents, the Tribunal in its order established a revised schedule for the remaining written submissions including granting Venezuela a five week extension from March 7, 2011 to April 14, 2011 to file its response or Counter-Memorial to the Company’s Memorial. The oral hearing date of February 6, 2012 remains unchanged.

     On February 25, 2011, the Tribunal denied Venezuela’s previous petition to bifurcate the arbitration into a jurisdiction phase and a merits phase and decided that Venezuela’s jurisdictional objections will be addressed together with the merits. See Item 3. Legal Proceedings – Arbitration We have no commercial production at this time and, as a result, we have not recorded revenue or cash flows from mining operations and continue to experience losses from operations, a trend we expect to continue unless and until the investment dispute regarding Brisas is resolved favorably to the Company and/or we acquire or invest in an alternative project. Historically we have financed the Company’s operations through the issuance of common stock, other equity securities and convertible debt. The Company has only one operating segment, the exploration and development of mineral properties. Segmented financial information by geographic region is shown in Note 14 to the consolidated financial statements.

     The expense categories shown in the consolidated statements of operations were reclassified in 2010 to better present the current operations of the Company. As a result, expenses for the years ended December 31, 2009 and 2008 have been reclassified to be comparative with the December 31, 2010 presentation. These reclassifications had no effect on previously reported results of operations.

     We prepare our consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in Canada. See Note 19. to the consolidated financial statements.

     Forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Part I- Item 1A. Risk Factors” of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Part II- Item 6. Selected Financial Data” and the consolidated financial statements and related notes.

     The Company no longer characterizes historically reported mineralization as “reserves”. The information contained in this Annual Report on Form 10-K relating to our past development efforts, regulatory process and reported mineral reserves for the Brisas Project and Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

     Investors are urged to read our filings with U.S. and Canadian securities regulatory agencies, which can be viewed on-line at www.sec.gov, www.sedar.com or at the Company’s website, www.goldreserveinc.com which also includes the Company’s corporate governance policies. Additionally, you can request a copy of any of these documents directly from us.

Critical Accounting Estimates

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management considers the sum of the expected future net cash flows to be generated from the use or disposition of a long-lived asset (undiscounted and without interest charges) and compares that to its carrying value and if such expected future net cash flows are less than the carrying value an impairment loss is recognized and the asset is written down to fair value. Fair value is generally determined by discounting estimated cash flows, using quoted market prices where available or making estimates based on the best information available. In 2009, subsequent to the loss of control and physical access to the Brisas Project, we recorded a non-cash adjustment of approximately $151 million related to the carrying value of Brisas Project assets including an adjustment of approximately $14.5 million for the estimated net realizable value of certain processing and related equipment. In 2010 we recorded an additional $2.5 million write-down of some of this processing and related equipment to estimated net realizable value. Management makes no assurances that the estimated net realizable value of the remaining processing and related equipment can be disposed of for its recorded estimated value. See Note 3. and Note 15. to the consolidated financial statements.

     The fair value of the debt component of the Company’s convertible notes is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes, with the resulting charge recorded as interest expense. The expected life of the notes is an estimate and is subject to change, if warranted by facts and circumstances related to the potential early redemption of the notes by either the Company or the holders. At December 31, 2008, we revised our estimate of the expected life of the notes to June 15, 2012 and adjusted the carrying value accordingly. See Consolidated Balance Sheets - Convertible Notes and Note 17. to the consolidated financial statements. The adjusted carrying value was calculated by computing the present value of estimated future interest and principal payments at the original effective interest rate. As a result of this change, the carrying value of the notes increased by approximately $20.5 million with a corresponding increase in capitalized interest and accretion.

     The Company uses the liability method of accounting for income taxes. Future tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and those amounts reported in the financial statements. The future tax assets or liabilities are calculated using the substantively enacted tax rates expected to apply in the periods in which the differences are expected to be settled. Future tax assets are recognized to the extent that they are considered more likely than not to be realized. We operate and file tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future. See Consolidated Statements of Operations - Income tax expense.

     The Company uses the fair value method of accounting for stock options. The fair value is computed using the Black-Scholes method which utilizes estimates that affect the amounts ultimately recorded as stock based compensation. See Note 11. to the consolidated financial statements.

Significant Accounting Policies

     Our accounting policies are described in Note 1 of the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2010. The more significant accounting policies are as follows: Financial Instruments. The Company provides disclosures in its financial statements that enable users to evaluate: (a) the significance of financial instruments for the Company's financial position and performance; and (b) the nature and extent of risks arising from financial instruments to which the Company is exposed during the period and at the balance sheet date, and how the Company manages those risks.

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

     Measurement Uncertainty. Any operations we may have are subject to the effects of changes in legal, tax and regulatory regimes, political, labor and economic developments, social and political unrest, currency and exchange controls, import/export restrictions and government bureaucracy in the countries in which we operate. The realizable value of the remaining processing and related equipment recorded in the consolidated financial statements may be different than management’s current estimate. See Note 3. and Note 9. to the consolidated financial statements. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting. We believe that internal controls over financial reporting no matter how well conceived and operated, can only provide reasonable assurance that their objectives are met. There have been no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2010 the Company had cash and cash equivalents of approximately $58.2 million which represents a net reduction over the prior period of approximately $2.8 million. The net reduction in cash and cash equivalents was primarily comprised of cash used by operations of $20.4 million offset by cash provided by investing activities of $17.6 million. The components of changes in cash are more fully described in the “Operating,” “Investing” and “Financing” Activities section below.

	2010	2009	Change
Cash and cash equivalents	$ 58,186,478	$ 60,962,813	$ (2,776,335)

     Total financial resources, which includes cash and cash equivalents as well as restricted cash, marketable securities and assets held for sale (which were liquidated in the first quarter of 2011), totaled approximately $68.4 million at December 31, 2010. As of March 22, 2011 we held approximately $66 million in cash and investments. The Company’s cash and investments are held primarily is US dollar denominated accounts.

     In addition to cash and cash equivalents and investments, the Company holds approximately $28.1 million of equipment that it intends to dispose of in 2011. The primary future obligation of the Company is the $103.5 million 5.50% convertible notes which may be settled in cash or common shares in the event the holder chooses the onetime option to put the notes back to the Company for repurchase on June 15, 2012. See Note 17 to the consolidated financial statements and Contractual Obligations below. With the ability to settle any call for redemption of the convertible notes with common shares, we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2012.

     The timing and extent of additional funding, if any, depends on a number of important factors, including, but not limited to the timing and outcome of our investment dispute with Venezuela, the timing and the amount of proceeds, if any, from the sale of Brisas Project assets, the extent of future acquisitions or investments, if any, status of the financial markets and our share price.

Operating Activities

     Cash flow used by operating activities for 2010 was approximately $20.4 million, which consists of a net operating loss of approximately $23.5 million adjusted for certain non-cash income and expense items primarily related to the write-down of Brisas Project assets, accretion of convertible notes and shares issued for compensation and certain non-cash changes in working capital. Cash flow used by operating activities for 2010 represented an increase over the prior comparable period of approximately $5.3 million which is primarily attributable to the increase in costs associated with arbitration and equipment storage, maintenance and insurance (equipment holding costs). Although management was successful in reducing certain operating expenses as more fully discussed below in Results of Operations, non-core expenses increased as a result of our arbitration efforts, equipment holding costs and the recognition of interest expense in the statement of operations which was previously capitalized.

Investing Activities

     In 2010 net cash provided by investing activities amounted to $17.6 million an increase of $32.7 million compared to 2009 during which $15 million of net cash was used in investing activities.

	2010	Change	2009	Change	2008
Net proceeds (purchases) of marketable
securities	$ 10,130,643	$ 18,173,275	$ (8,042,632)	$ (9,247,214)	$ 1,204,582
Purchase of property, plant and
equipment	(9,496,692)	8,274,749	(17,771,441)	20,928,147	(38,699,588)
Proceeds from sale of equipment	8,914,615	1,617,017	7,297,598	(11,887,142)	19,184,740
Decrease in restricted cash	9,489,777	1,469,882	8,019,895	(26,551,036)	34,570,931
Capitalized interest on convertible debt	-	4,507,319	(4,507,319)	1,181,111	(5,688,430)
Other	(1,429,655)	(1,384,711)	(44,944)	72,816	(117,760)
	$ 17,608,688	$ 32,657,531	$ (15,048,843)	$ (25,503,318)	$ 10,454,475

     In 2010, net proceeds from marketable securities totaled approximately $10.1 million compared to net purchases of $8.0 million in 2009 and net proceeds of $1.2 million in 2008. The change in marketable securities primarily relates to debt securities which were purchased in 2009 and matured in 2010. Investments in property, plant and equipment mainly relate to contractual purchases of equipment entered in 2007 and paid when the equipment was manufactured and delivered to the Company. Equipment purchases in 2010, 2009 and 2008 totaled approximately $9.5 million, $17.8 million and $38.7 million, respectively.

     Since the revocation of the Authorization to Affect, the Company has sold certain equipment originally costing approximately $61.4 million. In 2010 the Company collected proceeds from the disposal of this equipment totaling approximately $8.9 million. Over all, the Company has recovered approximately $35.1 million of progress payments and the purchaser assumed the Company's remaining payment obligations of approximately $21.9 million. As of December 31, 2010, the Company’s equipment purchase commitments were substantially complete and it held approximately $28.1 million of equipment intended for sale.

     In connection with a portion of the 2007 equipment commitments, we opened an irrevocable standby letter of credit, secured by cash, with a Canadian chartered bank providing security on the performance of certain of our purchase obligations. During 2010, the Company made its final payments on the commitments covered under the letter of credit and accordingly, as of December 31, 2010 the Company had no restricted cash.

     Prior to October 2009, we capitalized interest expense related to our convertible notes. After Venezuela seized physical control of the Brisas Project in October 2009, we expensed interest charges related to the convertible notes. Included in interest expense are amounts related to the accretion of the notes to their face value. See Note 17. to the consolidated financial statements.

Financing Activities

     The Company had no significant financing activities in 2010. Net proceeds from the issuance of commons shares have been limited over the last three years and mainly relates to the exercise of employee stock options. The repurchase of convertible notes relates to the open market purchase of approximately $1.1 million (face value) of convertible notes for $0.4 million. See Note 17. to the consolidated financial statements and Contractual Obligations below.

	2010	Change	2009	Change	2008
Net proceeds from issuance of common shares	$43,661	$36,573	$7,088	$ (302,117)	$ 309,205
Repurchase of convertible notes	-	415,254	(415,254)	(379,387)	(35,867)
	$43,661	$451,827	$(408,166)	$ (681,504)	$ 273,338

Contractual Obligations

     The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of December 31, 2010:

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	More Than 5 Years
Convertible Notes(1)	$110,792,793	$5,629,195	$105,163,598	–
Equipment Contracts(2)	39,582	39,582	–	–
Total	$110,832,375	$5,668,777	$105,163,598	–

1 In May 2007, the Company issued $103,500,000 aggregate principal amount of its 5.50% convertible notes.
The notes pay interest semi-annually and are due on June 15, 2022. Although the convertible notes have a face value of $103.5 million, they are recorded on the balance sheet at approximately $97 million as
Canadian accounting standards require the Company to allocate the proceeds from the notes between their equity and debt components based on their respective fair values at the time of issuance. Subject to certain conditions, the notes may be converted into Class A common shares of the Company, redeemed or repurchased.
The note holders have the option to require the Company to repurchase the notes on June 15, 2012, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The Company may elect to satisfy its obligation to pay the repurchase price, in whole or in part, by delivering Common
Shares. If in the future we elect to repurchase the notes with common shares, we would be required to issue shares based on the share price on June 15, 2012.

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
The convertible notes are trading in the gray market often at a significant discount to face value. As the terms of the indenture provide that the Company may repurchase the convertible notes in open market purchases or negotiated transactions. As of December 31, 2010, $1,151,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $451,000. The amounts shown above include the interest and principal payments due based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.
The covenants contained in the 5.50% convertible note indenture are limited to administrative issues such as payments of interest, maintenance of office or agency location, delivery of reports and other related issues. Likewise, events of default are defined as failure to pay interest and principal amounts when due, default in the performance of covenants, failure to convert notes upon holder’s exercise of conversion rights and similar provisions or the Company’s failure to give notice of a fundamental change which is generally defined as events related to a change of control in the Company. In the event of a change of control of the Company, the Company will be required to offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest with cash or Common
Shares unless there has occurred and is continuing certain events of default under the Company’s indenture.
2 Remaining balance due on equipment purchase contracts entered during 2007.

Off-Balance Sheet Arrangements

     The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS Summary Results of Operations

     Consolidated net loss for the year ended December 31, 2010 was approximately $23.5 million or $0.41 per share compared to a net loss for the year ended December 31, 2009 of $165.4 million or $2.89 per share, a decrease of approximately $141.9 million. Subsequent to the seizure of the Brisas Project in October 2009 by Venezuela, we recorded a $150.7 million non-cash expense adjustment related to the carrying value of the project assets and the value of certain processing and related equipment.

	2010	Change	2009	Change	2008
Other Income	$ 958,368	$ (2,207,368)	$ 3,165,736	$ 644,434	$ 2,521,302
Total expenses	(24,505,302)	144,110,262	(168,615,564)	(146,368,141)	(22,247,423)
Net Loss	$ 23,546,934	$ 141,902,894	$ 165,449,828	$(145,723,707)	$ 19,726,121

     Excluding the 2009 extraordinary loss on expropriation of assets of $150.7 million, the net loss increased from 2009 to 2010 approximately $8.8 million. Core operating expenses (Corporate G&A, Venezuela expenses, Corporate communications and Legal and accounting) declined by nearly 40% or $4.3 million during this period but were offset by increases in costs associated with arbitration, equipment holding costs and interest expense which was previously capitalized.

     Consolidated net loss for the year ended December 31, 2009 was approximately $165.5 million or $2.89 per share, an increase of approximately $145.7 million from 2008. In addition to the $150.7 million adjustment for the impairment of the assets associated with the Brisas project, the change in net loss was due to decreases in other expenses of $4.4 million and an increase in other income of $0.6 million.

Other Income

     We have no commercial production at this time and as a result, other income is often variable from period to period due to one-time or otherwise variable sources of income such as gains on disposition of marketable securities, extinguishment of debt and sale of equipment.

     In 2010, the decrease in other income was primarily attributable to reductions in gains on sales of marketable securities of $2.0 million. In addition, gains on extinguishment of debt decreased $0.6 million due to the absence of any re-purchases of the Company’s convertible notes. These reductions in other income were partially offset by a $0.5 million gain on the disposition of equity interests in two previously consolidated subsidiaries. See Note 12. to the consolidated financial statements.

     In 2009, the increase in other income was due to a $2.5 million increase of gains on disposition of marketable securities and a $0.5 million increase in gains on the extinguishment of debt as a result of the re-purchase of approximately $1.0 million (face value) of the Company’s convertible notes at a substantial discount. These increases were offset by a decrease in interest income primarily due to substantially reduced rates of return on invested cash and to a lesser extent, lower levels of invested cash.

	2010	Change	2009	Change	2008

Interest	$ 242,170	$ (46,782)	$ 288,952	$(2,398,873)	$ 2,687,825
Gain (loss) on disposition of marketable
securities	241,621	(2,033,227)	2,274,848	2,517,901	(243,053)
Gain on sale of subsidiaries	474,577	474,577	-	-	-
Gain on extinguishment of debt	-	(601,936)	601,936	525,406	76,530
	$ 958,368	$ (2,207,368)	$ 3,165,736	$ 644,434	$ 2,521,302

Expenses

     Overall the changes in expenditures are a function of the Company’s efforts to reduce principal operating expenses which are masked by ongoing costs associated with our arbitration claim against the Republic of Venezuela, equipment storage costs, takeover defense costs associated with the 2008 Rusoro hostile takeover bid and interest expense on the convertible debt, which as a result of the seizure of the Brisas Project is no longer capitalized as a cost of the project.

     During 2010 and 2009, core operating costs decreased from the prior years by $4.3 million and $4.6 million, respectively, primarily as a result of reductions related to both the number of personnel and compensation related items, fees associated with consultants and other discretionary costs. Excluding the extraordinary loss, costs associated with equipment holding costs, further write-down of Brisas Project related assets, net equipment sales, arbitration, takeover defense and interest on the convertible notes that is no longer capitalized, increased during 2010 and 2009 by $10.9 million and $0.2 million, respectively.

	2010	Change	2009	Change	2008

Corporate general and administrative	$3,288,691	$ (1,271,030)	$ 4,559,721	$ (3,147,824)	$ 7,707,545
Venezuela expenses	1,714,543	(1,886,105)	3,600,648	(1,429,893)	5,030,541
Corporate communications	525,658	(228,079)	753,737	(289,490)	1,043,227
Legal and accounting	446,611	(874,244)	1,320,855	285,790	1,035,065
	5,975,503	(4,259,458)	10,234,961	(4,581,417)	14,816,378

Equipment holding costs	1,567,181	1,165,845	401,336	386,336	15,000
Write-down of machinery & equipment	2,518,796	2,518,796	-	-	-
Loss (gain) on sale of equipment	(419,413)	(3,842,957)	3,423,544	2,077,121	1,346,423
Arbitration	6,289,647	5,616,055	673,592	673,592	-
Takeover defense	-	(1,330,366)	1,330,366	(3,940,994)	5,271,360
Foreign currency (gain) loss	21,907	27,336	(5,429)	(66,641)	61,212
Interest expense	8,911,448	7,223,045	1,688,403	1,688,403	-
Income tax (benefit) expense	(359,767)	(502,086)	142,319	(594,731)	737,050
	18,529,799	10,875,668	7,654,131	223,086	7,431,045

Extraordinary loss on expropriation	-	(150,726,472)	150,726,472	150,726,472	-

Total expenses for the period	$24,505,302	$ (144,110,262)	$168,615,564	$146,368,141	$ 22,247,423

     Future expenditures associated with corporate general and administrative, corporate communications and legal and accounting are expected to decline at a moderate level, while we expect Venezuelan expenses to decline considerably from the amounts recorded in 2010. Costs associated with the arbitration are expected to moderate and decline as we incurred a substantial portion of the expected costs upfront in preparation of our initial Memorial and case. Equipment write-downs are expected to be negligible while equipment holding costs will continue until we are able to dispose of Brisas Project related equipment. Interest expense, which was previously capitalized and comprised of approximately $5.6 million of actual interest paid plus an amount related to accretion of the face value of the convertible note, is expected to stay at substantially the same level as 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The carrying amounts for cash and cash equivalents, marketable securities, deposits, advances and other, accrued interest and accounts payable and accrued expenses on the balance sheet approximate fair value because of the immediate or short-term maturity of these instruments. Fair value estimates are made at the balance sheet date based on relevant market information but involve uncertainties and therefore cannot be determined with precision. The Company currently does not enter into any hedging transactions. The Company is exposed to various risks including credit risk, liquidity risk, currency risk and interest rate risk as described below which are substantially the same as the preceding period:

a)	Credit risk is the risk that a counterparty will fail to meet its obligations to the Company. The Company’s primary exposure to credit risk is through its cash and cash equivalents and restricted cash balances. The Company diversifies its cash holdings into major Canadian and U.S. financial institutions and corporations.

b)	Liquidity risk is the risk that an entity will encounter difficulty in meeting its obligations associated with its financial liabilities. The Company has historically managed this risk by maintaining adequate cash balances through equity and debt offerings to meet its obligations. With respect to the convertible notes, the holders have the option to require the Company to repurchase the notes on June 15, 2012, for the principal amount of the notes plus unpaid interest and the Company may satisfy this obligation, in whole or in part, by delivering Common Shares. The following table presents the Company’s payments due on accounts payable and accrued expenses and its undiscounted interest and principal payments due on its convertible notes, based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	More Than 5
				Years
AP and accruals	$1,633,150	$1,633,150	–	–
Interest	8,443,793	$5,629,195	2,814,598
Principal	102,349,000	–	102,349,000	–
Total	$112,425,943	$7,262,345	$105,163,598	–

c)	Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations. The Company’s cash and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A
10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net loss from the translation of foreign currency denominated financial instruments, as at December 31, 2010 and 2009, by the amounts shown below.

	2010	2009
Venezuelan Bolívar	$ (38,365)	$ 60,766
Canadian Dollar	(11,363)	(10,894)
Total	$ (49,728)	$ 49,872

The Company limits the amount of currency held in non-U.S dollar accounts and does not actively use derivative instruments to limit its exposure to fluctuations in foreign currency rates.
d)	The Company may be subject to the risk that changes in market interest rates will cause fluctuations in the fair values of its financial instruments. Cash and cash equivalents earn floating market rates of interest. Other current financial assets and liabilities are generally not exposed to this risk because of their immediate or short-term maturity. The interest rate on the Company’s convertible notes is fixed and therefore the interest payments are not subject to changes in market rates of interest.

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

/s/ Rockne J. Timm Chief Executive Officer March 22, 2011	/s/ Robert A. McGuinness Vice President–Finance and CFO March 22, 2011

Independent Auditor’s Report

To the Shareholders of Gold Reserve Inc.

We have audited the accompanying consolidated financial statements of Gold Reserve Inc. (the “Company”) which comprise the consolidated balance sheets as at December 31, 2010 and 2009, consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years ended December 31, 2010, 2009 and 2008 and the related notes including a summary of significant accounting policies.

Management’s responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with Canadian generally accepted accounting principles and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2010, 2009 and 2008 in accordance with Canadian generally accepted accounting principles.

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants March 22, 2010 Vancouver, BC

GOLD RESERVE INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Expressed in U.S. dollars)
		2010	2009
ASSETS
Cash and cash equivalents (Note 4)		$ 58,186,478	$ 60,962,813
Assets held for sale (Note 9)		7,968,813	–
Marketable debt securities (Note 5)		–	10,175,020
Marketable equity securities (Note 6)		2,263,923	598,825
Deposits, advances and other		1,507,822	566,483
Total current assets		69,927,036	72,303,141

Property, plant and equipment, net (Note 9)		28,503,330	38,122,102
Restricted cash (Note 15)		–	9,489,777
Total assets		$ 98,430,366	$ 119,915,020

LIABILITIES
Accounts payable and accrued expenses		$ 1,633,150	$ 3,790,003
Accrued interest		234,550	234,550
Total current liabilities		1,867,700	4,024,553

Convertible notes (Note 17)		96,975,421	93,693,168
Total liabilities		$ 98,843,121	$ 97,717,721

Noncontrolling interest		–	2,279,699
Measurement Uncertainty (Note 1)
Commitments and Contingencies (Note 15)

SHAREHOLDERS' EQUITY
Serial preferred stock, without par value
Authorized:	Unlimited
Issued:	None
Common shares and equity units:		$ 249,280,489	$ 247,905,231
Class A common shares, without par value
Authorized:	Unlimited
Issued:	2010… 58,769,851	2009… 57,694,997
Outstanding:	2010… 58,769,851	2009… 57,444,997
Equity Units
Issued:	2010… 500,236	2009… 500,236
Outstanding:	2010… 500,236	2009… 961
Equity component of convertible notes (Note 17)		28,652,785	28,652,785
Less, common shares and equity units held by affiliates		–	(636,267)
Stock options (Note 11)		10,083,817	10,014,136
Accumulated deficit		(289,177,303)	(265,630,369)
Accumulated other comprehensive income (loss)		858,148	(277,225)
KSOP debt (Note 10)		(110,691)	(110,691)
Total shareholders' (deficit) equity		(412,755)	19,917,600
Total liabilities and shareholders' equity		$ 98,430,366	$ 119,915,020

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:
s/ Chris D. Mikkelsen		s/Patrick D.McChesney

GOLD RESERVE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(Expressed in U.S. dollars)

	2010	2009	2008
Other Income:
Interest income	$ 242,170	$ 288,952	$ 2,687,825
Gain (loss) on disposition of marketable securities	241,621	2,274,848	(243,053)
Gain on sale of subsidiaries (Note 12)	474,577	–	–
Gain on extinguishment of debt	–	601,936	76,530
	958,368	3,165,736	2,521,302
Expenses:
Corporate general and administrative	3,288,691	4,559,721	7,707,545
Venezuela expenses	1,714,543	3,600,648	5,030,541
Equipment holding costs	1,567,181	401,336	15,000
Write-down of machinery and equipment (Note 9)	2,518,796	–	–
Loss (gain) on sale of equipment	(419,413)	3,423,544	1,346,423
Corporate communications	525,658	753,737	1,043,227
Legal and accounting	446,611	1,320,855	1,035,065
Arbitration (Note 3)	6,289,647	673,592	–
Takeover defense (Note 18)	–	1,330,366	5,271,360
Foreign currency (gain) loss	21,907	(5,429)	61,212
	15,953,621	16,058,370	21,510,373
Loss before interest expense, income tax
and extraordinary item	(14,995,253)	(12,892,634)	(18,989,071)

Interest expense	(8,911,448)	(1,688,403)	–
Loss before income tax and
extraordinary item	(23,906,701)	(14,581,037)	(18,989,071)

Income tax benefit (expense) (Note 13)	359,767	(142,319)	(737,050)
Loss before extraordinary item	(23,546,934)	(14,723,356)	(19,726,121)

Extraordinary loss on expropriation of assets (Note 3)	–	(150,726,472)	–
Net loss for the year	$ (23,546,934)	$ (165,449,828)	$(19,726,121)
Basic and diluted net loss per share:
Loss before extraordinary item	(0.41)	(0.26)	(0.35)
Extraordinary loss on expropriation of assets	–	(2.63)	–
Basic and diluted net loss per share	$ (0.41)	$ (2.89)	$ (0.35)

Weighted average common shares outstanding	57,754,492	57,309,238	55,988,372

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2010 and 2009
(Expressed in U.S. dollars)
	2010	2009
Net loss for the year	$(23,546,934)	$(165,449,828)
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	1,376,994	1,667,983
Adjustment for realized gains included in net loss	(241,621)	(2,274,848)
Other comprehensive income (loss)	1,135,373	(606,865)
Comprehensive loss for the year	$(22,411,561)	$(166,056,693)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the Years Ended December 31, 2010, 2009, and 2008 (Expressed in U.S. dollars)

				Equity Com-	Common Shares			Accumulated
	Common Shares and Equity Units Issued			ponent of Con-	and Equity Units	Stock	Accumulated	Other Compre-	KSOP
	Common Shares	Equity Units Amount		vertible Notes	Held by Affiliates	Options	Deficit	hensive income	Debt
Balance, December 31, 2007	55,060,934	1,085,099	244,295,503	28,784,710	(636,267)	7,662,237	(80,454,420)	1,779,737	(110,691)
Equity units exchanged for
common shares	584,863	(584,863)
Net loss							(19,726,121)
Other comprehensive loss								(1,450,097)
Stock option compensation						1,958,470
Conversions and repurchase of
convertible notes				(10,489)
Fair value of options exercised			191,905			(191,905)
Common shares issued for:
Cash	162,133		309,205
Services	1,311,125		2,704,659
Balance, December 31, 2008	57,119,055	500,236	247,501,272	28,774,221	(636,267)	9,428,802	(100,180,541)	329,640	(110,691)
Net loss							(165,449,828)
Other comprehensive loss								(606,865)
Stock option compensation						590,180
Conversions and repurchase of
convertible notes				(121,436)
Fair value of options exercised			4,846			(4,846)
Common shares issued for:
Cash	24,442		7,088
Services	551,500		392,025
Balance, December 31, 2009	57,694,997	500,236	247,905,231	28,652,785	(636,267)	10,014,136	(265,630,369)	(277,225)	(110,691)
Net loss							(23,546,934)
Other comprehensive income								1,135,373
Stock option compensation						99,532
Fair value of options exercised			29,851			(29,851)
Common shares issued for:
Cash	150,554		43,661
Services	924,300		1,503,566
Decrease in shares held
by affiliates			(201,820)		636,267
Balance, December 31, 2010	58,769,851	500,236	$249,280,489	$ 28,652,785	$ -	$ 10,083,817	$ (289,177,303)	$ 858,148	$ (110,691)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(Expressed in U.S. dollars)

	2010	2009	2008

Cash Flow from Operating Activities:
Net loss for the year	$ (23,546,934)	$ (165,449,828)	$(19,726,121)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock option compensation	99,532	590,180	1,958,470
Depreciation	132,653	213,902	224,071
Gain on extinguishment of debt	–	(601,936)	(76,530)
Loss (gain) on sale of equipment	(419,413)	3,423,544	1,346,423
Gain on sale of subsidiaries	(474,577)	–	–
Loss on expropriation of assets	–	150,726,472	–
Write-down of machinery and equipment	2,518,796	–	–
Amortization of premium on
marketable debt securities	175,020	109,715	–
Accretion of convertible notes	3,282,253	554,581	–
Foreign currency loss	–	50,522	6,796
Other	–	(27,124)	(8,712)
Net (gain) loss on disposition of marketable securities	(241,621)	(2,274,848)	243,053
Future income tax expense (benefit) (Note 13)	(359,767)	169,815	747,019
Shares issued for compensation	1,503,566	392,025	2,704,659
Changes in non-cash working capital:
Decrease (increase) in deposits, advances and accrued interest	(941,339)	507,737	(442,931)
Decrease in accounts payable and accrued expenses	(2,156,853)	(3,515,102)	(834,419)
Net cash used in operating activities	(20,428,684)	(15,130,345)	(13,858,222)

Cash Flow from Investing Activities:
Purchase of marketable securities	(1,028,144)	(12,095,811)	(3,262,239)
Purchase of property, plant and equipment	(9,496,692)	(17,771,441)	(38,699,588)
Proceeds from the sale of marketable securities	11,158,787	4,053,179	4,466,821
Proceeds from the sale of equipment	8,914,615	7,297,598	19,184,740
Decrease (increase) in restricted cash	9,489,777	8,019,895	34,570,931
Capitalized interest paid on convertible notes	–	(4,507,319)	(5,688,430)
Deconsolidation of subsidiaries	(1,429,655)	–	–
Other	–	(44,944)	(117,760)
Net cash provided by (used in) investing activities	17,608,688	(15,048,843)	10,454,475

Cash Flow from Financing Activities:
Net proceeds from issuance of common shares	43,661	7,088	309,205
Extinguishment of convertible notes	–	(415,254)	(35,867)
Net cash provided by (used in) financing activities	43,661	(408,166)	273,338

Change in Cash and Cash Equivalents:
Net increase decrease in cash and cash equivalents	(2,776,335)	(30,587,354)	(3,130,409)
Cash and cash equivalents - beginning of year	60,962,813	91,550,167	94,680,576
Cash and cash equivalents - end of year	$ 58,186,478	$ 60,962,813	$ 91,550,167

The accompanying notes are an integral part of the consolidated financial statements.

1. The Company and Significant Accounting Policies:

     The Company. Gold Reserve Inc. (the “Company”) is engaged in the business of acquiring, exploring and developing mining projects. The Company is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956.

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

     From 1992 to 2008 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”). As further detailed in Note 3, we discontinued development of the Brisas Project after it was seized by the Bolivarian Republic of Venezuela (“Venezuela”). While we are resolving our investment dispute, either through arbitration or settlement, with Venezuela we are also seeking to invest in or acquire alternative mining projects. The Company has no revenue producing mining operations at this time. All amounts shown herein are expressed in U.S. dollars unless otherwise noted. The expense categories shown in the consolidated statements of operations have been revised on a comparative basis to better present the current operations of the Company. The revisions had no effect on previously reported results of operations.

     Principles of Consolidation. The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in Canada, which as described in Note 19, differ in certain material respects from accounting principles generally accepted in the U.S.

     These consolidated financial statements include the accounts of the Company, Gold Reserve Corporation, four Venezuelan subsidiaries, two Barbadian subsidiaries and one Aruban subsidiary which were formed to hold the Company’s interest in its foreign subsidiaries or for future transactions. All subsidiaries are wholly owned. All intercompany accounts and transactions have been eliminated on consolidation. The Company’s policy is to consolidate those subsidiaries where control exists. In years ended 2009 and 2008, the consolidated financial statements also included the accounts of two domestic subsidiaries, Great Basin Energies, Inc. (“Great Basin”) and MGC Ventures Inc. (“MGC Ventures”). Great Basin and MGC Ventures were 45% and 44% owned, respectively until the Company in December 2010, disposed of its equity interest in the subsidiaries. See Note 12. to the consolidated financial statements.

     Cash and Cash Equivalents. The Company considers short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of reporting cash equivalents and cash flows. Cash and cash equivalents are designated as held-for-trading and recorded at fair value. The Company manages the exposure of its cash and cash equivalents to credit risk by diversifying its holdings into major Canadian and U.S. financial institutions and corporations.

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

     Assets Held for Sale. Long-Lived assets are classified as held for sale in the period in which certain criteria are met. Assets held for sale are measured at the lower of carrying amount or fair value less cost to sell and are not depreciated as long as they remain classified as held for sale.

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

     Stock Based Compensation The Company uses the fair value method of accounting for stock options. The fair value of options granted to employees is computed using the Black-Scholes method as described in Note 11 and is expensed over the vesting period of the option. For non-employees, the fair value of stock based compensation is recorded as an expense over the vesting period or, if earlier, upon completion of performance. Consideration paid for shares on exercise of share options, in addition to the fair value attributable to stock options granted, is credited to capital stock. Fair value of restricted stock issued as compensation is based on the grant date market value and expensed over the vesting period. The Company also maintains the Gold Reserve Director and Employee Retention Plan. Units granted under the plan become fully vested and payable upon a change of control. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.

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

     In 2009, as a result of the loss of control and physical access to the Brisas project, we recorded a $150.7 million non-cash expense adjustment related to the carrying value of the Brisas Project related assets including an adjustment of approximately $14.5 million for the estimated net realizable value of certain processing and related equipment. See Notes 3, 9 and 15. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

     Net Loss Per Share. Net loss per share is computed by dividing net loss by the combined weighted average number of Class A and B common shares outstanding during each year. In periods in which a loss is incurred, the effect of potential issuances of shares under options and convertible notes would be anti-dilutive, and therefore basic and diluted losses per share are the same.

     Convertible Notes. Convertible notes are initially recorded at fair value and subsequently measured at amortized cost. The fair value is allocated between the equity and debt component parts based on their respective fair values at the time of issuance and recorded net of transaction costs. The equity portion of the notes is estimated using the residual value method. The fair value of the debt component is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes estimated to be June 15, 2012, with the resulting charge recorded as interest expense. Interest expense allocable to the qualifying cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

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

2. New Accounting Policies:

     US GAAP. The Company currently prepares its financial statements in accordance with Canadian GAAP and includes a footnote reconciliation to US GAAP. Effective January 1, 2011, the Company will adopt US GAAP and will prepare its financial statements in accordance with US GAAP for all subsequent US and Canadian filings.

3. Expropriation of Brisas Project by Venezuela and Related Arbitration:

     From 1992 to 2008 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in southeastern Venezuela. After approval of the Brisas operating plan by the Ministry of Mines and the Environmental and Social Impact Study by the Ministry of Environment in 2003 and early 2007, respectively, the Ministry of Environment issued in March 2007, the Authorization to Affect which authorized the commencement of construction activities on the Brisas Project. In April 2008, the Ministry of Environment revoked the Authorization to Affect without prior notification.

     After months of continuous efforts to meet with representatives of Venezuela to resolve the issues related to the revocation of the Authorization to Affect, on April 21, 2009 the Company notified Venezuela of the existence of a dispute under the Canada – Venezuela Treaty.

     After several additional months of efforts to meet with representatives of Venezuela to resolve the issues related to the revocation of the Authorization to Affect, on October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”), against Venezuela (“Respondent”). On October 26, 2009, Venezuelan government personnel arrived at the Brisas Project camp site, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel and took physical possession of the property. Subsequently, on November 4, 2009, Venezuela notified the Company through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel the Company’s underlying hard rock concession which was formally cancelled in June 2010. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).

     As a result of the seizure of the Brisas Project by Venezuela we no longer have control or physical access to the project which has caused the Company to discontinue the development of its Venezuelan properties, including Brisas and Choco 5 (which was a grass-roots exploration property also located in the State of Bolivar) and discontinue reporting mineral reserves for Brisas. In 2009 we recorded a $150.7 million non-cash expense adjustment related to the carrying value of the Brisas Project related assets including an adjustment of approximately $14.5 million for the estimated net realizable value of certain processing and related equipment.

     The Company is seeking compensation of $1.98 billion in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project. The Tribunal held the first session with the parties on April 23, 2010 during which time several procedural matters were agreed to, including the time schedule for the Arbitration. In compliance with that schedule, we filed our initial written submission, known as the Memorial, on September 24, 2010. The Respondent is required to file its reply to the Company’s Memorial by April 14, 2011. Thereafter, further written submissions are scheduled to be made prior to the oral hearings, which are scheduled to commence on February 6, 2012.

4.	Cash and Cash Equivalents:
		2010	2009
Bank deposits		$ 52,307,918	$ 53,900,646
Money market funds		5,878,560	7,062,167
Total		$ 58,186,478	$ 60,962,813

     The above amounts exclude restricted cash of approximately $9.5 million in 2009. See Note 15. At December 31, 2010 and 2009, the Company had approximately $39,000 and $59,000, respectively, in Venezuela and banks outside Canada and the U.S.

5.	Marketable Debt Securities:
		2010	2009
Amortized cost		$ –	$10,175,020

     All of the Company’s marketable debt securities matured in December, 2010. These securities were classified as held-to-maturity and measured at amortized cost using the effective interest rate method.

6.	Marketable Equity Securities:

		2010	2009
Fair value at beginning of year		$ 598,825	$ 1,342,760
Acquisitions		778,144	2,135,293
Dispositions, at cost		(667,166)	(2,102,548)
Realized gain on sale		(241,621)	(2,274,848)
Unrealized gain		1,795,741	1,498,168
Fair value at end of year		$ 2,263,923	$ 598,825

     The Company’s marketable equity securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. As of December 31, 2010 and 2009 marketable equity securities had a cost basis of $1,046,009 and $876,049, respectively.

7. Financial Instruments:

     The fair values as at December 31, 2010 and 2009 along with the carrying amounts shown on the consolidated balance sheets for each classification of financial instrument are as follows:

		December 31, 2010		December 31, 2009
		Carrying	Fair	Carrying	Fair
	Classification	Amount	Value	Amount	Value
Cash and cash equivalents	held for trading	$ 58,186,478	$ 58,186,478	$ 60,962,813	$ 60,962,813
Restricted cash	held for trading	–	–	9,489,777	9,489,777
Marketable debt securities	held to maturity	–	–	10,175,020	10,208,950
Marketable equity securities	available for sale	2,263,923	2,263,923	598,825	598,825
A/P and accruals	other financial liabilities	1,633,150	1,633,150	3,790,003	3,790,003
Accrued interest	other financial liabilities	234,550	234,550	234,550	234,550
Convertible notes	other financial liabilities	96,975,421	69,477,790	93,693,168	69,085,575

     Fair value estimates for marketable securities are made at the balance sheet date by reference to recent market transactions. The convertible notes are not listed on an exchange but are traded on a limited basis in a grey market. Fair value estimates for convertible notes are based on an assessment of available market information.

     CICA 3862 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities, Level 2 inputs are other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability and Level 3 inputs are unobservable inputs for the asset or liability that reflect the entity’s own assumptions.

	Fair value
	December 31, 2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 58,186,478	$ 58,186,478
Marketable equity securities	2,263,923	2,263,923	–	–

	Fair value
	December 31, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 60,962,813	$ 60,962,813
Marketable equity securities	598,825	598,825	–	–
Restricted cash	9,489,777	9,489,777

     The Company is exposed to various risks including credit risk, liquidity risk, currency risk and interest rate risk as described below:

a)	Credit risk is the risk that a counter party will fail to meet its obligations to the Company. The Company’s primary exposure to credit risk is through its cash and cash equivalents, restricted cash and marketable debt securities balances. The Company diversifies its cash holdings into major Canadian and U.S. financial institutions and corporations.
b)	Liquidity risk is the risk that an entity will encounter difficulty in meeting its obligations associated with its financial liabilities. The Company has historically managed this risk by maintaining adequate cash balances through equity and debt offerings to meet its obligations. With respect to the convertible notes, the holders have the option to require the Company to repurchase the notes on June 15, 2012, for the principal amount of the notes plus unpaid interest and the Company may satisfy this obligation, in whole or in part, by delivering Common Shares. The following table presents the Company’s payments due on accounts payable and accrued expenses and its undiscounted interest and principal payments due on its convertible notes, based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

		Payments due by Period

		Less than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
A/P and accruals	$ 1,633,150	$ 1,633,150	–	–	–
Interest	8,443,793	5,629,195	$ 2,814,598	–	–
Principal	102,349,000	–	102,349,000	–	–
Total	$ 112,425,943	$ 7,262,345	$ 105,163,598	–	–

c)	The Company is subject to currency risk mainly due to its operations in Venezuela. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.
The Company’s cash and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net loss from the translation of foreign currency denominated financial instruments, as at December 31, 2010 and 2009, by the amounts shown below.

	2010	2009
Venezuelan Bolívar	$ (38,365)	$ 60,766
Canadian Dollar	(11,363)	(10,894)
Total	$ (49,728)	$ 49,872

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

9.	Property, Plant and Equipment:
			Accumulated
		Cost	Depreciation	Net
2010
United States
Machinery and equipment		$ 28,071,469	$ –	$ 28,071,469
Furniture and office equipment		506,339	(435,224)	71,115
Leasehold improvements		41,190	(38,874)	2,316
		$ 28,618,998	$ (474,098)	$ 28,144,900

Venezuela
Buildings		403,286	(285,696)	117,590
Furniture and office equipment		480,751	(462,208)	18,543
Transportation equipment		214,112	(201,196)	12,916
Machinery and equipment		497,808	(288,427)	209,381
		1,595,957	(1,237,527)	358,430
Total		$ 30,214,955	$ (1,711,625)	$ 28,503,330

			Accumulated
		Cost	Depreciation	Net
2009
United States
Machinery and equipment deposits		$ 37,491,372	$ –	$ 37,491,372
Furniture and office equipment		506,007	(399,737)	106,270
Leasehold improvements		41,190	(37,022)	4,168
		$ 38,038,569	$ (436,759)	$ 37,601,810

Venezuela
Buildings		403,286	(254,200)	149,086
Furniture and office equipment		482,562	(439,028)	43,534
Transportation equipment		480,198	(361,907)	118,291
Machinery and equipment		497,808	(288,427)	209,381
		1,863,854	(1,343,562)	520,292
Total		$ 39,902,423	$ (1,780,321)	$ 38,122,102

     Machinery and equipment includes amounts paid for infrastructure and milling equipment previously intended for use on the Brisas project. In 2010 we recorded a $2.5 million write-down of some of this equipment to estimated net realizable value. In 2009 we recorded a $150.7 million non-cash expense adjustment related to the carrying value of the Brisas Project related assets including an adjustment of approximately $14.5 million for the estimated net realizable value of certain processing and related equipment.

     At December 31, 2010 certain equipment with a carrying value of approximately $8.0 was reclassified to assets held for sale. During the first quarter of 2011, this equipment was sold for $8.3 million and the Company recorded a gain on sale of $0.3 million.

10. KSOP Plan:

     The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts, subject to certain limitations, is at the discretion of the Company’s board of directors. The fair market value of the shares when allocated is recorded in the statement of operations with a reduction of the KSOP debt account. The Company made cash contributions to eligible participants for the Plan years 2010, 2009, and 2008 of $175,174, $57,292, and $269,679, respectively. As of December 31, 2010, 22,246 common shares remain unallocated to plan participants.

11. Stock Based Compensation Plans:

Equity Incentive Plans

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

Combined share option transactions for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at
beginning of year	4,573,318	$ 2.67	5,007,931	$ 3.18	4,445,139	$ 4.14
Options exercised	(150,554)	0.29	(24,442)	0.29	(162,133)	1.91
Options expired	(1,142,745)	3.75	(875,004)	4.28	(494,427)	4.37
Options forfeited	(101,917)	2.83	(82,667)	4.44	(84,000)	4.72
Options granted	–	–	547,500	0.73	1,303,352	0.29
Options outstanding at
end of year	3,178,102	2.39	4,573,318	$ 2.67	5,007,931	$ 3.18
Options exercisable
at end of year	3,178,102	2.39	3,591,362	$ 3.25	3,792,324	$3.70

Options available for
grant at end of year
under 1997 plan	3,058,076		2,045,790		1,793,750
Options available for
grant at end of year
under Venezuelan plan	5,617,840		5,019,938		4,722,177

	2010		2009		2008
		Price		Price	Price
		Range		Range	Range
Exercise price at end of year	$ 0.29 - $ 5.36		$ 0.29 - $ 5.36		$ 0.29 - $ 5.36
Exercise price of exercisable options	$ 0.29 - $ 5.36		$ 0.29 - $ 5.36		$ 0.29 - $ 5.36

The following table relates to stock options at December 31, 2010
					Weighted Average
		Weighted	Weighted		Exercise Price
Price	Number	Average Remaining	Average	Number	of Exercisable
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Options
$0.29 - $0.29	1,121,689	2.93	$0.29	1,121,689	$0.29
$0.73 - $0.73	535,000	3.21	$0.73	535,000	$0.73
$3.95 - $4.19	686,000	0.76	$4.12	686,000	$4.12
$4.30 - $4.62	298,500	0.92	$4.57	298,500	$4.57
$4.83 - $4.83	257,913	0.40	$4.83	257,913	$4.83
$5.07 - $5.36	279,000	1.91	$5.19	279,000	$5.19
$0.29 - $5.36	3,178,102	1.94	$2.39	3,178,102	$2.39

     The Company recorded compensation expense during 2010, 2009, and 2008 of $99,532, $590,180, and $1,958,470, respectively, for stock options granted. The fair value of the options granted was calculated using the Black-Scholes model based on the following assumptions:

	2010	2009	2008
Weighted average risk free interest rate	–	1.46%	1.55%
Expected life	–	4.6 years	4.5 years
Expected volatility	–	120%	92%
Dividend yield	–	nil	nil

Retention Units Plan

     In addition to the equity incentive plans, the Company also maintains the Gold Reserve Director and Employee Retention Plan. Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas project or in the event of a change of control. The Company’s Board of Directors is currently evaluating modifying the vesting provisions of the units to more adequately reflect the current business objectives of the Company including successful arbitration, settlement of our dispute with Venezuela, reacquiring an interest in the Brisas Project and successful acquisition of a new business opportunity meeting specific parameters. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater. As of December 31, 2010 an aggregate of 1,607,500 unvested Units have been granted to directors and executive officers of the Company and 315,000 Units have been granted to other employees. The Company currently does not accrue a liability for these units as events required for vesting of the units have not yet occurred. The value of these units, based on the grant date value of the Class A shares, was approximately $8.4 million.

12. Related Party Transactions:

     MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. On December 15, 2010, the non-affiliated shareholders of MGC Ventures approved the redemption of all of the shares of MGC Ventures common stock held by Gold Reserve. Gold Reserve received $0.9 million and recorded a gain on sale of subsidiary of $0.2 million. Prior to the redemption, Gold Reserve owned 12,062,953 common shares of MGC Ventures which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at December 31, 2010 and 2009. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

     Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. On December 15, 2010, the non-affiliated shareholders of Great Basin approved the redemption of all of the shares of Great Basin common stock held by Gold Reserve. Gold Reserve received $1.2 million and recorded a gain on sale of subsidiary of $0.3 million. Prior to the redemption, Gold Reserve owned 15,661,595 common shares of Great Basin which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at December 31, 2010 and 2009. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

13. Income Tax:

	2010	2009	2008
Current income tax expense (benefit)	$ –	$ (27,496)	$ (9,969)
Future income tax expense (benefit)	(359,767)	169,815	747,019
	$ (359,767)	$ 142,319	$ 737,050

     Income tax expense differs from the amount that would result from applying Canadian tax rates to net loss before taxes. These differences result from the items noted below:

	2010	2009	2008
Income tax benefit based on Canadian tax rates	$ (6,693,876)	$ (48,765,715)	$ (5,601,776)
Increase (decrease) due to:
Different tax rates on foreign subsidiaries	(218,882)	(5,333,076)	(544,744)
Non-deductible expenses	1,108,571	509,749	1,461,477
Change in valuation allowance and other	5,444,420	53,731,361	5,422,093
	$ (359,767)	$ 142,319	$ 737,050

     No current income tax has been recorded by the parent company for the three years ended December 31, 2010. Current income tax in 2009 and 2008 relates to two of the Company’s former U.S. subsidiaries. Future income tax relates to unrealized gains and losses on available-for-sale securities.

     The Company has recorded a valuation allowance to reflect the estimated amount of the future tax assets which may not be realized, principally due to the uncertainty of utilization of net operating losses and other carry forwards prior to expiration. The valuation allowance for future tax assets may be reduced in the near term if the Company’s estimate of future taxable income changes. The components of the Canadian and U.S. future income tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	Future Tax Asset
	2010	2009
Accounts payable and accrued expenses	$ 129,618	$ 153,649
Property, plant and equipment	(9,170)	(11,914)
Total temporary differences	120,448	141,735
Net operating loss carry forward	30,134,668	26,049,292
Alternative minimum tax credit	19,871	19,871
Total temporary differences, operating losses
and tax credit carry forwards	30,274,987	26,210,898
Valuation allowance	(30,274,987)	(26,210,898)
Net deferred tax asset	$ –	$ –

At December 31, 2010, the Company had the following U.S. and Canadian tax loss carry forwards and tax credits:

	U.S.	Canadian	Expires
Regular tax net operating loss:	$ 645,622	–	2011
	1,424,144	–	2012
	–	1,725,246	2014
	–	2,150,316	2015
	1,386,674	–	2018
	1,621,230	–	2019
	665,664	–	2020
	896,833	–	2021
	1,435,774	–	2022
	1,806,275	–	2023
	2,386,407	–	2024
	3,680,288	–	2025
	4,622,825	2,610,981	2026
	6,033,603	4,845,641	2027
	4,360,823	18,469,375	2028
	1,769,963	17,503,563	2029
	2,159,079	21,639,404	2030
	$ 34,895,204	$ 68,944,526

Alternative minimum tax net operating loss:	$ 618,845	–	2011
	1,399,529	–	2012
	$ 2,018,374	–

14. Segmented Financial Information:

The Company has one operating segment, which is the exploration and development of mineral properties.

Segmented financial information by geographic region is as follows:

	U.S./Canada	Venezuela	Consolidated
2010
Other income	$ 958,368	$ –	$ 958,368
Depreciation	40,913	91,740	132,653
Net loss after tax	$ 21,921,652	$ 1,625,282	$ 23,546,934
Identifiable assets
Property, plant and equipment, net	$ 28,144,900	$ 358,430	$ 28,503,330
General corporate assets	69,529,033	398,003	69,927,036
Total identifiable assets	$ 97,673,933	$ 756,433	$ 98,430,366

2009
Other income	$ 3,165,736	$ –	$ 3,165,736
Depreciation	46,774	167,128	213,902
Extraordinary loss	–	150,726,472	150,726,472
Net loss after tax	$ 8,028,733	$ 157,421,095	$ 165,449,828
Identifiable assets
Property, plant and equipment, net	$ 37,601,810	$ 520,292	$ 38,122,102
General corporate assets	81,428,089	364,829	81,792,918
Total identifiable assets	$ 119,029,899	$ 885,121	$ 119,915,020

2008
Other income	$ 2,444,772	$ –	$ 2,444,772
Depreciation	50,053	174,018	224,071
Net loss after tax	$ 15,075,179	$ 4,650,942	$ 19,726,121
Identifiable assets
Property, plant and equipment, net	$ 129,112	$ 175,003,366	$ 175,132,478
General corporate assets	110,951,216	1,530,820	112,482,036
Total identifiable assets	$ 111,080,328	$ 176,534,186	$ 287,614,514

Net loss and identifiable assets of each segment are those that are directly identified with those geographic locations.

15. Commitments:

     In mid 2007, we commenced procurement efforts for the Brisas Project and placed orders totaling approximately $125 million for a gyratory crusher, pebble crushers, SAG and ball mills, mill motors, and other equipment for the Brisas Project. Since the revocation of the Authorization to Affect, the Company has sold certain equipment originally costing approximately $61.4 million. The Company recovered approximately $35.1 million of progress payments and the purchaser assumed the Company's remaining payment obligations of approximately $21.9 million resulting in a combined loss on sale of equipment of approximately $4.4 million. As of December 31, 2010, the Company had remaining equipment commitments of less than $0.1 million. The Company opened an irrevocable standby letter of credit with a Canadian chartered bank providing security on the performance of a portion of these obligations. As of December 31, 2010 and December 31, 2009, the Company had restricted cash of $0 and $9.5 million, respectively, as required by this letter of credit.

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

     The covenants contained in the 5.50% convertible note indenture are limited to administrative issues such as payments of interest, maintenance of office or agency location, delivery of reports and other related issues. Likewise, events of default are defined as failure to pay interest and principal amounts when due, default in the performance of covenants, failure to convert notes upon holder’s exercise of conversion rights and similar provisions or the Company’s failure to give notice of a fundamental change which is generally defined as events related to a change of control in the Company.

     Canadian accounting standards require the Company to allocate the notes between their equity and debt component parts based on their respective fair values at the time of issuance. The liability component was computed by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. The equity portion of the notes was estimated using the residual value method at approximately $29 million, net of issuance costs. The fair value of the debt component is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes which is estimated to be June 15, 2012, with the resulting charge recorded as interest expense. The Company capitalized interest and accretion on the notes until October, 2009, when the Company filed for arbitration and when Venezuela seized the Brisas Project. Thereafter all interest and accretion on the notes has been expensed. As of December 31, 2010, convertible notes with a face value of $1,151,000 had been settled in cash or repurchased by the Company at a total cost of approximately $451,000.

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

     On February 15, 2009, Rusoro and Endeavour both served a motion with the Ontario Superior Court of Justice seeking permission to appeal to the Divisional Court the February 10, 2009 order that was granted against them. The Company opposed these motions which were heard in Toronto on April 2, 2009 and on April 6, 2009 the permission to appeal was denied. Rusoro has filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction. Endeavour has filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer. During 2010, the Company developed its strategy for the execution of this action, added two additional defendants and amended the claim for monetary damages and collected all its relevant documents, including electronically stored information and is in the process of proceeding to depositions.

19. Differences Between Canadian and U.S. GAAP:

     The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, which differ in certain respects from GAAP in the United States. The effect of the principal measurement differences between U.S. and Canadian GAAP are summarized below.

Consolidated Summarized Balance Sheets

	Canadian GAAP	Change	U.S. GAAP
December 31, 2010
Assets
Current assets	$ 69,927,036	$ –	$ 69,927,036
Property, plant and equipment, net	28,503,330	–	28,503,330
	$ 98,430,366	$ –	$ 98,430,366

Liabilities
Convertible notes C	$ 96,975,421	$ 3,778,983	$100,754,404
Other liabilities	1,867,700	–	1,867,700
	98,843,121	3,778,983	102,622,104

Shareholders’ equity
Common shares & equity units B,E	249,280,489	(5,698,031)	243,582,458
Equity component of convertible notes C	28,652,785	(28,652,785)	–
Contributed surplus E	–	5,171,603	5,171,603
Stock options B	10,083,817	4,434,753	14,518,570
Accumulated deficit A,B,D	(289,177,303)	20,605,710	(268,571,593)
Accumulated other comprehensive income A	858,148	359,767	1,217,915
KSOP debt	(110,691)	–	(110,691)
Total shareholders’ equity (deficit)	(412,755)	(3,778,983)	(4,191,738)
	$ 98,430,366	$ –	$ 98,430,366

	Canadian GAAP	Change	U.S. GAAP
December 31, 2009
Assets
Current assets	$ 72,303,141	$ –	$ 72,303,141
Property, plant and equipment, net	38,122,102	–	38,122,102
Other assets	9,489,777	–	9,489,777
	$119,915,020	$ –	$119,915,020

Liabilities
Convertible notes C	$ 93,693,168	$ 6,048,554	$ 99,741,722
Other liabilities	4,024,553	–	4,024,553
	97,717,721	6,048,554	103,766,275

Noncontrolling interest F	2,279,699	(2,279,699)	–

Shareholders’ equity
Common shares & equity units B,E	247,905,231	(5,698,031)	242,207,200
Equity component of convertible notes C	28,652,785	(28,652,785)	–
Less, common shares & equity units
held by affiliates	(636,267)	–	(636,267)
Contributed surplus E	–	5,171,603	5,171,603
Stock options B	10,014,136	4,434,753	14,448,889
Accumulated deficit B,D	(265,630,369)	18,695,906	(246,934,463)
Accumulated other comprehensive income	(277,225)	–	(277,225)
KSOP debt	(110,691)	–	(110,691)
Total Gold Reserve Inc. equity	19,917,600	(6,048,554)	13,869,046
Noncontrolling interest F	–	2,279,699	2,279,699
Total Shareholders’ Equity	19,917,600	(3,768,855)	16,148,745
	$119,915,020	$ –	$119,915,020

Consolidated Summarized Statements of Operations

	2010	2009	2008

Net Loss under Canadian GAAP	$ (23,546,934)	$ (165,449,828)	$ (19,726,121)
Interest expense D	2,269,571	405,054	(224,139)
Gain on settlement of debt C	–	(47,429)	28,838
Income tax A	(359,767)	169,815	747,019
Expropriation of assets	–	64,892,575	–
Net loss under U.S. GAAP	(21,637,130)	(100,029,813)	(19,174,403)

Other comprehensive income (loss)
Unrealized gain (loss) on available-
for-sale securities: A
Holding gain (loss) arising during period	1,736,761	1,498,168	(2,440,169)
Reclassification adjustment for (gain)
loss included in net loss	(241,621)	(2,274,848)	243,053
Total comprehensive loss under
U.S. GAAP	$ (20,141,990)	$ (100,806,493)	$ (21,371,519)

Basic and diluted net loss per share
under U.S. GAAP	$ (0.37)	$ (1.75)	$ (0.34)

Consolidated Summarized Statements of Cash Flows
	2010	2009	2008

Cash flow used by operating activities
under Canadian GAAP	$ (20,428,684)	$ (15,130,345)	$ (13,858,222)
Cash paid for interest D	–	35,483	(214,729)
Cash flow used in operating activities
under U.S. GAAP	$ (20,428,684)	$ (15,094,862)	$ (14,072,951)

Cash flow (used) provided by investing
activities under Canadian GAAP	$ 17,608,688	$ (15,048,843)	$ 10,454,475
Cash paid for interest D	–	(35,483)	214,729
Cash flow provided by (used in) investing
activities under U.S. GAAP	$ 17,608,688	$ (15,084,326)	$ 10,669,204

A	Effective September 30, 2008, the Company adopted EIC 172, which requires that the tax benefit of tax loss carryforwards recognized to offset unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale securities, be recognized in net income (loss). EIC 172 was applied retrospectively with restatement of prior periods from January 1, 2007. Under US GAAP, the tax benefit is recorded in other comprehensive income.
B	For U.S. GAAP purposes, the Company adopted SFAS 123R (codified within ASC 718), “Accounting for Stock Based Compensation” effective January 1, 2006. SFAS 123R requires the use of the fair value method of accounting for stock based compensation. This standard is substantially consistent with the revised provisions of CICA 3870, which was adopted by the Company for Canadian GAAP effective January 1, 2004. For U.S.GAAP, the Company applied the modified prospective method of adoption included in SFAS 123R which requires that the company expense the fair value of all unvested and new grants on a prospective basis beginning January 1, 2006. In 2005, for U.S. GAAP purposes, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No.25, “Accounting for Stock Issued to Employees.” Under Opinion No. 25, when the exercise price of certain stock options is amended, these options are accounted for as variable compensation from the date of the effective repricing. Under this method, following the repricing date, compensation expense is recognized when the quoted market value of the Company’s common shares exceeds the amended exercise price. Should the quoted market value subsequently decrease, a recovery of a portion, or all of the previously recognized compensation expense will be recognized. The Company has not amended the exercise price of any stock options since 2001.
C	In 2007, the company issued $103,500,000 aggregate principal amount of convertible notes. As described in Note 17, under Canadian GAAP these notes are allocated between their equity and debt component parts. The debt component is accreted to the face value of the notes with the resulting interest expense charged to operations. Under U.S. GAAP, the notes are classified as a liability net of issuance costs and accreted to face value over the term ending on the first put date of the notes. As of December 31, 2010 and 2009, an additional $24.9 million and $22.6 million, respectively of accretion expense had been incurred for Canadian GAAP purposes over the amount incurred under U.S. GAAP.

D	Prior to the seizure of the Brisas Project and related arbitration filing, the Company capitalized interest on its convertible notes on an interest avoidance basis. The amount capitalized during an accounting period is determined by applying an interest rate to the average amount of accumulated qualifying assets during the period. The Company’s qualifying assets include its costs of developing mining properties and constructing new facilities. The amount capitalized under U.S. GAAP differed from the amount capitalized under Canadian GAAP due to the difference in the amount of qualifying mineral property costs which had been accumulated under the two sets of accounting principles. Subsequent to the loss of control of the Brisas Project, all capitalized interest was written off.
E	In 2003 and 2004, the Company completed equity offerings consisting of common shares and common share purchase warrants. For Canadian GAAP purposes the proceeds from the offerings were recorded as common shares. For U.S. GAAP purposes a value was assigned to the warrants and recorded as a separate element of stockholders’ equity. Warrants that expired unexercised were subsequently recorded as contributed surplus.
F	Under Canadian GAAP, the noncontrolling interest is shown on the balance sheet between liabilities and equity. Under US GAAP, the nononcontrolling interest is reclassified to equity and shown as a separate component from the equity of the parent.

Additional Balance Sheet disclosure - U.S. GAAP

	2010	2009
Accounts payable	$ 629,103	$ 2,531,523
Accrued expenses	1,004,047	1,258,480
Accounts payable and accrued expenses	$ 1,633,150	$ 3,790,003

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on 10-K to provide reasonable assurance that (1) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management on a timely basis, including the chief executive officer and chief financial officer and (2) such information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

Report of Management on Internal Control Over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework in “Internal Control —Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes, in accordance with Canadian generally accepted accounting standards.

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

None.

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

2. All financial statement schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or Notes thereto.

3. The exhibits of the Company listed below under Item 15(b).

(b) Exhibits.

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of October 5, 1998, by and among Gold Reserve Corporation (predecessor issuer), Gold Reserve Inc. (successor issuer) and GR–Merger Corp filed as Annex I to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.
2.2	Exchange Agreement by and among Gold Reserve Corporation, the Company, TranSecurities International, Inc. and Holders of Unit Shares, dated November 17, 1998 filed as Exhibit 4.1 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.
3.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.
3.2	Bylaws of the Company filed as Exhibit 3.2 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.
4.1	Form of Certificate for the Company’s Class A common shares filed as Exhibit 4.4 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.
4.2	Form of Certificate for the Unit Share filed as Exhibit 4.5 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by reference herein.
4.3	Shareholder Rights Plan Agreement, as amended, of the Company (including form of Rights Certificate) filed as Exhibit 99.1, Appendix C of the Company’s Form 6-K filed with the SEC on May 14, 2009 and incorporated by reference herein.
4.4	Form of Indenture between the Company and The Bank of New York, as Trustee, relating to the US$103,500,000 of 5.50% Senior Subordinated Convertible Notes due June 15, 2022 filed as Exhibit 7.1 to the Company’s Registration Statement on Form F-10 (Registration No. 333-142944) filed with the SEC on May 14, 2007 and incorporated by reference herein.
10.1	Form of Change of Control Agreement entered into by and among Gold Reserve Inc., Gold Reserve Corporation and, individually, each of Rockne J. Timm and A. Douglas Belanger filed as Exhibit (e)(1) of the Company’s Schedule 14D-9 filed with the SEC on December 30, 2008 and incorporated by reference herein.†
10.2	Form of Change of Control Agreement entered into by and among Gold Reserve Inc., Gold Reserve Corporation and, individually, each of James P. Geyer, Robert A. McGuiness, Mary E. Smith, Douglas E. Stewart, Daniel M. Thompson and David P. Onzay filed as Exhibit (e)(2) of the Company’s Schedule 14D-9 filed with the SEC on December 30, 2008 and incorporated by reference herein.†
10.3	Gold Reserve Inc. Equity Incentive Plan filed as Exhibit 3.2 to the Company’s Form 20-F (File No. 001-31819) filed with the SEC on April 3, 2006) and incorporated by reference herein.†
10.4	Gold Reserve Inc. Venezuelan Equity Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-152883) filed with the SEC on April 3, 2006) and incorporated by reference herein.†
10.5	Gold Reserve KSOP filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 29, 2007 and incorporated by reference herein.†
10.6	Gold Reserve Inc. Director and Employee Retention Plan filed as Exhibit (e)(6) of the Company’s Schedule 14D-9 filed with the SEC on December 30, 2008 and incorporated by reference herein.†
10.7	Irrevocable Standby Letter of Credit issued in connection with equipment purchase commitment dated September 5, 2007 filed as Exhibit 10.7 to the Company’s Form 10-K (File No. 001-31819) filed with the SEC on March 31, 2010 and incorporated by reference herein.
21.1	Subsidiaries of Registrant filed as Exhibit 21 to the Proxy Statement/Joint Prospectus included as a part of the Company’s Registration Statement on Form S-4 (Registration No. 333-68061) filed with the SEC on November 27, 1998 and incorporated by fererence herein.

23.1	Consent of PricewaterhouseCoopers LLP *
31.1	Certificate of Gold Reserve Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certificate of Gold Reserve Inc. Vice President-Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certificate of Gold Reserve Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certificate of Gold Reserve Inc. Vice President-Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Executive Summary–Brisas Project Feasibility Study, dated January 2005 filed on Form 6-K (File No. 001-31819) with the SEC on February 14, 2005 and incorporated by reference herein.
*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESERVE INC. By: /s/ Rockne J. Timm Rockne J. Timm Chief Executive Officer March 22, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rockne J. Timm	Chief Executive Officer and Director	March 22, 2011
Rockne J. Timm

/s/ Robert A. McGuinness	Vice President of Finance, Chief Financial Officer,	March 22, 2011
Robert A. McGuinness	and its Principal Financial and Accounting Officer

/s/ A. Douglas Belanger	President and Director	March 22, 2011
A. Douglas Belanger

/s/ James P. Geyer	Director	March 22, 2011
James P. Geyer

/s/ James H. Coleman	Non-Executive Chairman and Director	March 22, 2011
James H. Coleman

/s/ Patrick D. McChesney	Director	March 22, 2011
Patrick D. McChesney

/s/ Chris D. Mikkelsen	Director	March 22, 2011
Chris D. Mikkelsen

/s/ J.C. Potvin	Director	March 22, 2011
J.C. Potvin

Exhibit 23.1

AUDITORS’ CONSENT

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-162587, 333-152883 and 333-145770) of Gold Reserve Inc. of our report dated March 22, 2011 relating to the consolidated financial statements, which appears in this Annual Report on Form 10-K.

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants Vancouver, British Columbia March 22, 2011

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

March 22, 2011	/s/ Rockne J. Timm
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

March 22, 2011	/s/ Robert A. McGuinness
Robert A. McGuinness
Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Rockne J. Timm, Chief Executive Officer of Gold Reserve, Inc. (the "Company"), certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2010 (the “Report”) and that to the best of his knowledge:

1.	the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of
1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 22, 2011	/s/ Rockne J. Timm
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

EXHIBIT 32.2 Section 1350

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Robert A. McGuinness, Vice President-Finance and Chief Financial Officer of Gold Reserve, Inc. (the "Company"), certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2010 (the “Report”) and that to the best of his knowledge:

1.	the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of
1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 22, 2011	/s/ Robert A. McGuinness
Robert A. McGuinness
Chief Financial Officer

The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States
Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.