Form 10-K/A
period 2010-12-31
GOLD RESERVE INC
filed 2011-03-30
CIK 1072725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A (Amendment No. 1)

(Mark One)

 ☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2010

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

Explanatory Note

Gold Reserve Inc. is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission on March 23, 2011, to correct the date of the Independent Auditor’s Report in Part II, Item 8 of this report.

Except as stated above, this Form 10-K/A does not update or amend any other information contained in the original filing.

The Company has included new certifications of its principle executive officer and principle financial officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act.

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

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants March 22, 2011 Vancouver, BC

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

GOLD RESERVE INC. By: /s/ Rockne J. Timm Rockne J. Timm Chief Executive Officer March 30, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rockne J. Timm	Chief Executive Officer and Director	March 30, 2011
Rockne J. Timm

/s/ Robert A. McGuinness	Vice President of Finance, Chief Financial Officer,	March 30, 2011
Robert A. McGuinness	and its Principal Financial and Accounting Officer

/s/ A. Douglas Belanger	President and Director	March 30, 2011
A. Douglas Belanger

/s/ James P. Geyer	Director	March 30, 2011
James P. Geyer

/s/ James H. Coleman	Non-Executive Chairman and Director	March 30, 2011
James H. Coleman

/s/ Patrick D. McChesney	Director	March 30, 2011
Patrick D. McChesney

/s/ Chris D. Mikkelsen	Director	March 30, 2011
Chris D. Mikkelsen

/s/ J.C. Potvin	Director	March 30, 2011
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

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants Vancouver, British Columbia March 22, 2011

EXHIBIT 31.1 Rule 13a-14(a) / 15d-14(a)

     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Rockne J. Timm, Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Gold Reserve Inc.;

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

March 30, 2011	/s/ Rockne J. Timm
Rockne J. Timm
Chief Executive Officer

EXHIBIT 31.2 Rule 13a-14(a) / 15d-14(a)

     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. McGuinness, Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Gold Reserve Inc.;

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

March 30, 2011	/s/ Robert A. McGuinness
Robert A. McGuinness
Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Rockne J. Timm, Chief Executive Officer of Gold Reserve, Inc. (the "Company"), certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K/A for the year ended December 31, 2010 (the “Report”) and that to the best of his knowledge:

1.	the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of
1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 30, 2011	/s/ Rockne J. Timm
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

EXHIBIT 32.2 Section 1350

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Robert A. McGuinness, Vice President-Finance and Chief Financial Officer of Gold Reserve, Inc. (the "Company"), certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K/A for the year ended December 31, 2010 (the “Report”) and that to the best of his knowledge:

1.	the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of
1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 30, 2011	/s/ Robert A. McGuinness
Robert A. McGuinness
Chief Financial Officer

The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States
Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.