Form 10-Q
period 2011-03-31
GOLD RESERVE INC
filed 2011-05-13
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
 ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☒  No

As of May 12, 2011, 58,969,018 Class A common shares, no par value per share, and 500,236 Class B common shares, no par value per share, were issued and outstanding.

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

March 31, 2011 (unaudited)

                                                                                                           March 31,                December 31,

U.S. Dollars                                                                                                                             2011                             2010

ASSETS

Current Assets:

Cash and cash equivalents (Note 4)                                                                                $       64,240,198            $      58,186,478

Assets held for sale (Note 7)                                                                                                                   –                      7,968,813

Marketable equity securities (Note 5)                                                                                       2,049,311                      2,263,923

Deposits, advances and other                                                                                                    1,465,145                      1,507,822

Total current assets                                                                                                                  67,754,654                    69,927,036

Property, plant and equipment, net (Note 7)                                                                          28,474,743                    28,503,330

Total assets                                                                                                                      $      96,229,397            $      98,430,366

LIABILITIES

Current Liabilities:

Accounts payable and accrued expenses                                                                         $        1,486,303            $        1,633,150

Accrued interest                                                                                                                         1,641,849                         234,550

Total current liabilities                                                                                                               3,128,152                      1,867,700

Convertible notes (Note 12)                                                                                                  100,997,600                  100,754,404

Total liabilities                                                                                                                       104,125,752                  102,622,104

Measurement uncertainty (Note 1)

SHAREHOLDERS' EQUITY

Serial preferred stock, without par value, none issued                                                                            –                                    –

Common shares and equity units, without par value                                                            243,899,961                  243,582,458

Contributed Surplus                                                                                                                  5,171,603                      5,171,603

Stock options (Note 9)                                                                                                            15,970,882                    14,518,570

Accumulated deficit                                                                                                             (273,737,215)               (268,571,593)

Accumulated other comprehensive income                                                                                  909,105                      1,217,915

KSOP debt (Note 8)                                                                                                                   (110,691)                      (110,691)

Total shareholders' deficit                                                                                                        (7,896,355)                   (4,191,738)

Total liabilities and shareholders' deficit                                                                          $      96,229,397            $      98,430,366

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:

                s/ Chris D. Mikkelsen                                             s/ Patrick D. McChesney

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

U.S. Dollars                                                                                                                                       2011                     2010

OTHER INCOME

Interest                                                                                                                                      $          44,048            $         64,519

Gain on disposition of marketable securities                                                                                      198,191                     106,551

Gain on sale of equipment                                                                                                                  361,208                       55,874

Foreign currency gain                                                                                                                             3,586                       82,244

                                                                                                                                                     607,033                     309,188

EXPENSES

Corporate general and administrative                                                                                              2,704,361                     973,437

Venezuelan operations                                                                                                                       347,741                     450,117

Equipment holding costs                                                                                                                    464,305                     340,754

Corporate communications                                                                                                                183,220                     130,114

Legal and accounting                                                                                                                            87,508                     127,151

Arbitration (Note 3)                                                                                                                           335,025                  1,079,269

                                                                                                                                                        4,122,160                  3,100,842

Loss before interest expense

  and income tax                                                                                                                             (3,515,127)              (2,791,654)

Interest expense                                                                                                                             (1,650,495)              (1,633,905)

Loss before income tax                                                                                                                  (5,165,622)              (4,425,559)

Income tax benefit                                                                                                                                         –                         1,694

Net loss for the period                                                                                                              $   (5,165,622)        $     (4,423,865)

Net loss per share, basic and diluted                                                                                        $           (0.09)          $             (0.08)

Weighted average common

   shares outstanding                                                                                                                      59,358,254                57,529,117

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

U.S. Dollars                                                                                                                                   2011                        2010

Net loss for the period                                                                                                               $ (5,165,622)            $ (4,423,865)

Other comprehensive income, net of tax:

   Unrealized gain (loss) on marketable securities                                                                            (110,619)                    221,762

   Adjustment for realized gains

         included in net loss                                                                                                                 (198,191)                  (106,551)

Other comprehensive income (loss)                                                                                                (308,810)                    115,211

Comprehensive loss for the period                                                                                            $ (5,474,432)            $ (4,308,654)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

U.S. Dollars                                                                                                                                                2011                 2010

Cash Flows from Operating Activities:

Net loss for the period                                                                                                                             $ (5,165,622)      $ (4,423,865)

Adjustments to reconcile net loss to net cash

  used by operating activities:

    Stock option compensation                                                                                                                      1,454,790                 70,599

    Depreciation                                                                                                                                                  23,981                 40,143

    Gain on sale of equipment                                                                                                                         (361,208)              (55,874)

    Amortization of premium on

      marketable debt securities                                                                                                                                    –                 47,020

    Accretion of convertible notes                                                                                                                    243,196               226,607

    Other                                                                                                                                                                     –                  (5,256)

    Net gain on disposition of marketable securities                                                                                       (198,191)            (106,551)

    Shares issued for compensation                                                                                                                  311,400                 57,000

Changes in non-cash working capital:

    Net decrease (increase) in deposits and advances                                                                                        42,677              (350,210)

    Net increase in accounts payable

     and accrued expenses                                                                                                                              1,260,452               439,206

Net cash used in operating activities                                                                                                          (2,388,525)         (4,061,181)

Cash Flows from Investing Activities:

Proceeds from disposition of marketable securities                                                                                        558,941               609,592

Purchase of marketable securities                                                                                                                  (454,948)            (421,535)

Purchase of property, plant and equipment                                                                                                      (2,513)            (498,440)

Proceeds from sales of equipment                                                                                                                8,337,140            3,865,641

Decrease in restricted cash                                                                                                                                         –               494,076

Net cash provided by investing activities                                                                                                    8,438,620            4,049,334

Cash Flows from Financing Activities:

Net proceeds from the issuance of common shares                                                                                            3,625                 32,384

Net cash provided by financing activities                                                                                                           3,625                 32,384

Change in Cash and Cash Equivalents:

Net increase in cash and cash equivalents                                                                                                   6,053,720                  20,537

Cash and cash equivalents - beginning of period                                                                                       58,186,478           60,962,813

Cash and cash equivalents - end of period                                                                                             $ 64,240,198       $ 60,983,350

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011 and the Year Ended December 31, 2010 (unaudited)

                                                                                                                                                                                     Common Shares                                                             Accumulated

                                                                  Common Shares and Equity Units                  Contributed       and Equity Units          Stock         Accumulated   Other Compre-          KSOP

                                                     Common Shares        Equity Units      Amount               Surplus           Held by Affiliates     Options            Deficit        hensive income           Debt

Balance, December 31, 2009                    57,694,997        500,236     $ 242,207,200          $ 5,171,603        $ (636,267)  $ 14,448,889    $(246,934,463)     $ (277,225)    $ (110,691)

Net loss                                                                                                                                                                                                                                             (21,637,130)

Other comprehensive income                                                                                                                                                                                                                                     1,495,140

Stock option compensation                                                                                                                                                                                    99,532

Fair value of options exercised                                                                                 29,851                                                                              (29,851)

Common shares issued for:

  Cash                                                                     150,554                                            43,661

  Services                                                              924,300                                      1,503,566

Decrease in shares held

  by affiliates                                                                                                               (201,820)                                              636,267

Balance, December 31, 2010                    58,769,851        500,236        243,582,458              5,171,603                            -        14,518,570     (268,571,593)       1,217,915        (110,691)

Net loss                                                                                                                                                                                                                                               (5,165,622)

Other comprehensive loss                                                                                                                                                                                                                                             (308,810)

Stock option compensation                                                                                                                                                                              1,454,790

Fair value of options exercised                                                                                   2,478                                                                                 (2,478)

Common shares issued for:

  Cash                                                                       12,500                                              3,625

  Services                                                              180,000                                         311,400

Balance, March 31, 2011                           58,962,351        500,236     $ 243,899,961          $ 5,171,603                          $-     $ 15,970,882  $(273,737,215)       $ 909,105     $ (110,691)

The accompanying notes are an integral part of the consolidated financial statements.

Selected Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

From 1992 to 2008 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”).  As further detailed in Note 3, we discontinued development of the Brisas Project after it was seized by the Bolivarian Republic of Venezuela (“Venezuela”). While we are resolving our investment dispute, either through arbitration or settlement with Venezuela, we are also seeking to invest in or acquire alternative mining projects. The Company has no revenue producing mining operations at this time. All amounts shown herein are expressed in U.S. dollars unless otherwise noted.

Basis of Presentation. For fiscal years commencing in 2011, the Company changed its basis of accounting and financial reporting from Canadian GAAP to comply with US GAAP.  The Company has accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the three months ended March 31, 2010 were restated accordingly.   A reconciliation of Canadian GAAP to US GAAP is included in Note 19 of the Company’s financial statements as of December 31, 2010 and for the year then ended.

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements.  The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented.  These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2010.

Principles of Consolidation. These consolidated financial statements include the accounts of the Company, Gold Reserve Corporation, four Venezuelan subsidiaries, two Barbadian subsidiaries and one Aruban subsidiary which were formed to hold the Company’s interest in its foreign subsidiaries or for future transactions. All subsidiaries are wholly owned. All intercompany accounts and transactions have been eliminated on consolidation. The Company’s policy is to consolidate those subsidiaries where control exists. Prior to 2011, the consolidated financial statements also included the accounts of two domestic subsidiaries, Great Basin Energies, Inc. (“Great Basin”) and MGC Ventures Inc. (“MGC Ventures”).   Great Basin and MGC Ventures were 45% and 44% owned, respectively until December 2010 when the Company disposed of its equity interest in the subsidiaries. See Note 10 to the consolidated financial statements.

Cash and Cash Equivalents. The Company considers short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of reporting cash equivalents and cash flows. Cash and cash equivalents are designated as held-for-trading and recorded at fair value.  The Company manages the exposure of its cash and cash equivalents to credit risk by diversifying its holdings into major Canadian and U.S. financial institutions.

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

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

Foreign Currency. The U.S. dollar is the Company’s and its foreign subsidiaries’ functional currency. Accordingly, foreign currency amounts are translated into U.S. dollars using the temporal method. Non-monetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at current rates and revenue and expense items are translated at average exchange rates during the reporting period, except for depreciation which is translated at historical rates. Translation gains and losses are included in operating expenses.

Stock Based Compensation. The Company uses the fair value method of accounting for stock options. The fair value of options granted to employees is computed using the Black-Scholes method as described in Note 9 and is expensed over the vesting period of the option. For non-employees, the fair value of stock based compensation is recorded as an expense over the vesting period or, if earlier, upon completion of performance. Consideration paid for shares on exercise of share options, in addition to the fair value attributable to stock options granted, is credited to capital stock. Fair value of restricted stock issued as compensation is based on the grant date market value and expensed over the vesting period. The Company also maintains the Gold Reserve Director and Employee Retention Plan. Units granted under the plan become fully vested and payable upon a change of control. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.

Income Taxes. The Company uses the liability method of accounting for income taxes. Future tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and those amounts reported in the financial statements. The future tax assets or liabilities are calculated using the enacted tax rates expected to apply in the periods in which the differences are expected to be settled. Future tax assets are recognized to the extent that they are considered more likely than not to be realized.

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

Measurement Uncertainty. The realizable value of the remaining processing and related equipment, originally purchased for the Brisas Project, may be different than management’s current estimate. Any operations we may have are subject to the effects of changes in legal, tax and regulatory regimes, political, labor and economic developments, social and political unrest, currency and exchange controls,  import/export restrictions and government bureaucracy in the countries in which we may operate. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

Net Loss Per Share. Net loss per share is computed by dividing net loss by the combined weighted average number of Class A and B common shares outstanding during each year. In periods in which a loss is incurred, the effect of potential issuances of shares under options and convertible notes would be anti-dilutive, and therefore basic and diluted losses per share are the same.

Convertible Notes. Convertible notes are classified as a liability and are initially recorded at face value, net of issuance costs. The notes are subsequently accreted to face value using the effective interest rate method over the expected life of the notes, currently estimated to be June 15, 2012, with the resulting charge recorded as interest expense.

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

Selected Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

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

2.             New Accounting Policies

In January 2010, the FASB issued new guidance (ASU 2010-06) that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers, and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance did not have an effect on the Company’s financial statements.

3.             Expropriation of Brisas Project by Venezuelan Government and Related Arbitration

From 1992 to 2008 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometer 88 mining district of the State of Bolivar in south-eastern Venezuela. After approval of the Brisas operating plan by the Ministry of Mines and the Environmental and Social Impact Study by the Ministry of Environment in 2003 and early 2007, respectively, the Ministry of Environment issued in March 2007, the Authorization to Affect which authorized the commencement of construction activities on the Brisas Project.  In April 2008, the Ministry of Environment revoked the Authorization to Affect without prior notification.

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

In November 2009 the Company’s Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). The Company is seeking compensation of $1.98 billion in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project. In compliance with the schedule set by the Tribunal, the Company filed its initial written submission, known as the Memorial, on September 24, 2010 and more recently the Respondent submitted its reply or Counter-Memorial to the Company on April 14, 2011. The Company will submit its reply to the Respondent’s Counter-Memorial on or before July 15, 2011. Subsequently on October 15, 2011, the Respondent is required to file its final submission. The oral hearings are scheduled to commence on February 6, 2012. See “Part II- Other Information- Item 1. Legal Proceedings- Arbitration.”

4.             Cash and Cash Equivalents

                                                                                                                                                        March 31,            December 31,

          2011                       2010

Bank deposits                                                                                                                             $ 58,871,373           $ 52,307,918

Money market funds                                                                                                                       5,368,825                5,878,560

Total                                                                                                                                           $ 64,240,198           $ 58,186,478

At March 31, 2011 and December 31, 2010, the Company had approximately $7,000 and $39,000 respectively, in Venezuela and banks outside Canada and the U.S.

Selected Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

5.             Marketable Equity Securities

                                                                                                                                                      March 31,              December 31,

          2011                        2010

Fair value at beginning of year                                                                                                     $  2,263,923            $    598,825

Acquisitions                                                                                                                                       454,948                  778,144

Dispositions, at cost                                                                                                                        (360,750)                (667,166)

Realized gain on sale                                                                                                                        (198,191)                 (241,621)

Unrealized gain (loss)                                                                                                                      (110,619)                1,795,741

Fair value at balance sheet date                                                                                                   $  2,049,311            $  2,263,923

The Company’s marketable equity securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. As of March 31, 2011 and December 31, 2010 marketable securities had a cost basis of $1,140,206 and $1,046,009, respectively.

6.             Financial Instruments

The fair values as at March 31, 2011 and December 31, 2010 along with the carrying amounts shown on the consolidated balance sheets for each classification of financial instrument are as follows:

                                                                                                        March 31, 2011                                     December 31, 2010

                                                                                               Carrying                    Fair                       Carrying                      Fair

                                                        Classification                  Amount                   Value                       Amount                   Value

Cash and cash equivalents                  held for trading         $ 64,240,198       $ 64,240,198               $ 58,186,478       $ 58,186,478

Marketable equity securities              available for sale            2,049,311            2,049,311                    2,263,923            2,263,923

A/P and accruals                    other financial liabilities             1,486,303            1,486,303                    1,633,150            1,633,150

Accrued interest                     other financial liabilities            1,641,849            1,641,849                       234,550               234,550

Convertible notes                   other financial liabilities        100,997,600          69,496,477                100,754,404          69,477,790

Fair value estimates for marketable securities are made at the balance sheet date by reference to recent market transactions. The convertible notes are not listed on an exchange but are traded on a limited basis in a grey market. Fair value estimates for convertible notes are based on an assessment of available market information.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels: Level 1 inputs are quoted prices in active markets for identical assets or liabilities, Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability and Level 3 inputs are unobservable inputs for the asset or liability that reflect the entity’s own assumptions.

                                                                                         Fair value

                                                                                    March 31, 2011               Level 1                Level 2                Level 3

Cash and cash equivalents                                              $ 64,240,198           $ 64,240,198                          –                      –

Marketable equity securities                                               2,049,311                2,049,311                          –                      –

                                                                                         Fair value

                                                                                  December 31, 2010           Level 1                Level 2                Level 3

Cash and cash equivalents                                              $ 58,186,478           $ 58,186,478                          –                      –

Marketable equity securities                                               2,263,923                2,263,923                          –                      –

Selected Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

The Company is exposed to various risks including credit risk, liquidity risk, currency risk and interest rate risk as described below:

a)               Credit risk is the risk that a counter party will fail to meet its obligations to the Company. The Company’s primary exposure to credit risk is through its cash and cash equivalents. The Company diversifies its cash holdings into major Canadian and U.S. financial institutions.

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

                                                                           Payments due by Period

                                                                                              Less than                                                                        More Than

                                      Total                       1 Year                     1-3 Years               4-5 Years            5 Years

A/P and accruals          $     1,486,303             $ 1,486,303                              –                             –                        –

Interest                                             8,443,793                5,629,195           $   2,814,598                             –                        –

Principal                         102,349,000                              –            102,349,000                             –                        –

Total                           $ 112,279,096             $ 7,115,498          $ 105,163,598                              –                        –

c)               The Company is subject to currency risk mainly due to its operations in Venezuela, which are limited. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased the Company’s net gain from the translation of foreign currency denominated financial instruments, for the three months ended March 31, 2011 and 2010, by the amounts shown below.

                                                                                        2011                       2010

Venezuelan Bolívar                                                                  $   46,722                  $ 20,417

Canadian dollar                                                                            568                       4,252

Total                                                                                   $  47,290                  $ 24,669

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

Selected Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

7.             Property, Plant and Equipment

                                                                                                                                                      Accumulated

                                    Cost                          Depreciation                         Net

March 31, 2011

United States

Machinery and equipment                                                           $        28,071,469                $                    –            $         28,071,469

Furniture and office equipment                                                                   508,852                          (443,796)                            65,056

Leasehold improvements                                                                              41,190                            (39,338)                              1,852

                                                                                                    $         28,621,511                $        (483,134)           $        28,138,377

Venezuela

Buildings                                                                                     $              403,286                $         (293,462)           $             109,824

Furniture and office equipment                                                                   480,751                          (467,177)                            13,574

Transportation equipment                                                                          164,482                          (160,895)                              3,587

Machinery and equipment                                                                          497,808                          (288,427)                          209,381

                                                                                                                1,546,327                       (1,209,961)                          336,366

Total                                                                                            $        30,167,838                $     (1,693,095)           $        28,474,743

                                                                                                                                                Accumulated

                                    Cost                     Depreciation                                   Net

December 31, 2010

United States

Machinery and equipment                                                           $        28,071,469                $                    –            $         28,071,469

Furniture and office equipment                                                                   506,339                          (435,224)                            71,115

Leasehold improvements                                                                              41,190                            (38,874)                              2,316

                                                                                                    $         28,618,998                $        (474,098)           $        28,144,900

Venezuela

Buildings                                                                                     $             403,286                $        (285,696)           $              117,590

Furniture and office equipment                                                                  480,751                          (462,208)                            18,543

Transportation equipment                                                                         214,112                          (201,196)                            12,916

Machinery and equipment                                                                         497,808                          (288,427)                          209,381

                                                                                                                 1,595,957                       (1,237,527)                          358,430

Total                                                                                            $        30,214,955                $     (1,711,625)           $        28,503,330

Machinery and equipment includes amounts paid for equipment previously intended for use on the Brisas project. At December 31, 2010 certain equipment with a carrying value of approximately $8.0 was reclassified to assets held for sale. During the first quarter of 2011, this equipment was sold for $8.3 million and the Company recorded a gain on sale of $0.3 million.

8.             KSOP Plan

The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts, subject to certain limitations, is at the discretion of the Company’s board of directors. The fair market value of the shares when allocated is recorded in the statement of operations with a reduction of the KSOP debt account. The Company made cash contributions to eligible participants for the Plan years 2011, 2010, and 2009 of $0, $175,174, and $57,292, respectively. As of March 31, 2011, 22,246 common shares remain unallocated to plan participants.

Selected Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

9.             Stock Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans; the 1997 Equity Incentive Plan (last amended in March 2006 and last re-approved by the shareholders in June 2009, the “1997 Plan”) and the 2008 Venezuelan Equity Incentive Plan (approved by the shareholders in June 2008, the “Venezuelan Plan”).  Both plans permit the grants of stock options, stock appreciation rights and restricted stock, or any combination thereof, and each shall be 10% of the Company’s outstanding shares, from time to time.  The grants will be for terms up to ten years with vesting periods ranging from immediate to up to 3 years.

  Combined share option transactions for the three months ended March 31, 2011 and 2010 are as follows:

                        2011                                                    2010

                                                                                                                  Weighted                                             Weighted

                                                                                                                   Average                                               Average

                                                                                                                   Exercise                                                Exercise

                                                                                                   Shares              Price                            Shares              Price

Options outstanding at beginning of period                              3,178,102            $ 2.39                       4,573,318          $ 2.67

Options exercised                                                                         (12,500)              0.29                        (111,666)            0.29

Options expired                                                                                     –                  –                             (40,000)            3.69

Options forfeited                                                                                   –                  –                             (71,917)            2.74

Options granted                                                                        2,843,000               1.82                                     –                 –

Options outstanding at end of period                                       6,008,602              2.13                        4,349,735             2.72

Options exercisable at end of period                                         3,876,352           $ 2.29                       3,921,946           $ 2.99

Options available for

    grant at end of period

    under 1997 plan                                                                     821,826                                              2,232,890

Options available for

    grant at end of period

    under Venezuelan plan                                                        5,062,090                                              5,088,955

The following table relates to stock options at March 31, 2011:

	Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
$0.29 -$0.29	1,109,189	$0.29	$1,575,048	2.68	1,109,189	$0.29	$1,575,048	2.68
$0.73 - $0.73	535,000	$0.73	524,300	2.96	535,000	$0.73	524,300	2.96
$1.82 - $1.82	2,843,000	$1.82		4.76	710,750	$1.82		4.76
$3.95 - $4.19	686,000	$4.12		0.52	686,000	$4.12		0.52
$4.30 - $4.62	298,500	$4.57		0.67	298,500	$4.57		0.67
$4.83 - $4.83	257,913	$4.83		0.16	257,913	$4.83		0.16
$5.07 - $5.36	279,000	$5.19		0.67	279,000	$5.19		0.67
$0.29 -$5.36	6,008,602	$2.13	$2,099,348	3.14	3,876,352	$2.29	$2,099,348	3.14

Selected Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

The Company recorded compensation expense during the three months ended March 31, 2011 and 2010 of $1.5 million and $0.1 million, respectively, for stock options granted. As of March 31, 2011, $2.5 million of compensation expense related to unvested options remains to be recognized. During the three months ended March 31, 2011 and 2010, 2,843,000 and 0 new options were granted, respectively.  The weighted average grant date fair value of options granted in 2011 was calculated at $1.39 and the total fair value of options vested during 2011 was $1.0 million. The fair value of options granted in 2011 was determined using the Black-Scholes model based on the following assumptions:

Weighted average risk free interest rate                                                                         1.88%

Expected Term                                                                                                         4.7 years

Expected volatility                                                                                                          107%

Dividend yield                                                                                                                   nil

Retention Units Plan

In addition to the equity incentive plans, the Company also maintains the Gold Reserve Director and Employee Retention Plan.  Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas project or in the event of a change of control.  The Company’s Board of Directors is currently evaluating modifying the vesting provisions of the units to more adequately reflect the current business objectives of the Company including successful arbitration, settlement of our dispute with Venezuela, reacquiring an interest in the Brisas Project and successful acquisition of a new business opportunity meeting specific parameters. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  As of March 31, 2011 an aggregate of 1,607,500 unvested Units have been granted to directors and executive officers of the Company and 315,000 Units have been granted to other employees.  The Company currently does not accrue a liability for these units as events required for vesting of the units have not yet occurred. The value of these units, based on the grant date value of the Class A shares, was approximately $8.4 million.

10.          Related Party Transactions:

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. On December 15, 2010, the non-affiliated shareholders of MGC Ventures approved the redemption of all of the shares of MGC Ventures common stock held by Gold Reserve. Gold Reserve received $0.9 million and recorded a gain on sale of subsidiary of $0.2 million. Prior to the redemption, Gold Reserve owned 12,062,953 common shares of MGC Ventures which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at March 31, 2011 and December 31, 2010.  During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. On December 15, 2010, the non-affiliated shareholders of Great Basin approved the redemption of all of the shares of Great Basin common stock held by Gold Reserve. Gold Reserve received $1.2 million and recorded a gain on sale of subsidiary of $0.3 million. Prior to the redemption, Gold Reserve owned 15,661,595 common shares of Great Basin which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at March 31, 2011 and December 31, 2010. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

Selected Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

11.          Shareholder Rights Plan

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

12.          Convertible Notes

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

The notes are classified as a liability and were initially recorded at face value, net of issuance costs. The notes are accreted to face value using the effective interest rate method over the expected life of the notes, currently estimated to be June 15, 2012, with the resulting charge recorded as interest expense. The Company capitalized interest and accretion on the notes until October, 2009, when the Company filed for arbitration and when Venezuela seized the Brisas Project. Thereafter all interest and accretion on the notes has been expensed. As of March 31, 2011, convertible notes with a face value of $1,151,000 had been settled in cash or repurchased by the Company at a total cost of approximately $451,000.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated May 12, 2011 is intended to assist in understanding and assessing our results of operations and financial condition and should be read in conjunction with the consolidated financial statements and related notes.

Gold Reserve, an exploration stage company, is engaged in the business of acquiring, exploring and developing mining projects. From 1992 to 2008 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometer 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”).

On October 26, 2009, in apparent response to our filing on October 21, 2009 of a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”) against the Bolivarian Republic of Venezuela (“Venezuela”), government personnel arrived at the project site, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel, and took physical possession of the property. Subsequently, on November 4, 2009, Venezuela notified us through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel our underlying hard rock concession which it formally completed in June 2010. See Part II, Item 1. Legal Proceedings – Arbitration.

The Company’s historical results of operations and current financial position are a product of the Company’s decision to incur substantial operating deficits and project development costs since 1992 and more recently, subsequent to the issuance of the Authorization to Affect, to place orders to acquire approximately $125 million of equipment, raise $183 million through the issuance of convertible notes and common shares in our quest to develop the Brisas Project into an operating mine. Likewise, our October 2009 Request for Arbitration under the Additional Facility Rules of ICSID and the write-off of the costs associated with our Venezuelan operations continues to influence the financial position and results of operations of the Company. We expect the arbitration process, which commenced in April 2009 when we advised Venezuela of our claims pursuant to the Canada – Venezuela Bilateral Investment Treaty (the “Canada – Venezuela Treaty”), to last three to five years from commencement and consume substantial management time and financial resources.

Consistent with our 2010 efforts, our primary 2011 objectives are to manage the arbitration claim against Venezuela, to accelerate its completion and to minimize costs to the extent possible. Our other major objectives for 2011 are to continue to: (1) pursue an amicable settlement with Venezuela that may include a monetary agreement and/or project participation; (2) dispose of previously purchased Brisas Project assets, which originally cost approximately $39 million and are recorded on the balance sheet at their estimated net realizable value of $28 million; (3) pursue alternative industry opportunities for participation; and (4) evaluate the Company’s options to redeem, restructure or otherwise modify the terms of the 5.50% convertible notes the outcome of which, among other things, is subject to the sale of the Brisas Project assets.

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

In October 2010, the Company attended a meeting with representatives from the Venezuelan Attorney General’s office and the Ministry of Basic Industry and Mines (“MIBAM”) to discuss our dispute and possible resolutions. Shortly after our meeting, the Attorney General’s office experienced a change in personnel which limited our ability in the short term to conduct further formal discussions. However, in early 2011 the Company informally communicated a number of times with a member of the Attorney General’s Office who participated in the October 2010 meeting and we expect to continue more formal efforts with the appropriate government representatives to continue our discussions in the near future.

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

In February 2011, the Tribunal issued a procedural order granting in part Venezuela’s request for the production of certain documents while granting view-only access to documents deemed to be proprietary by the Company. In a subsequent February procedural order, the Tribunal denied Venezuela’s petition to bifurcate the arbitration into a jurisdiction phase and a merits phase ruling that Venezuela’s jurisdictional objections would be addressed together with the merits. During this time period the Tribunal also established a revised schedule for the remaining written submissions including granting Venezuela a five week extension from March 7, 2011 to April 14, 2011 to file its response or Counter-Memorial to the Company’s Memorial.  The oral hearing date of February 6, 2012 remains unchanged.

On April 14, 2011 Venezuela submitted its Counter Memorial, expert testimony and witness statements to ICSID. Management, its arbitration counsel and expert advisors are fully engaged in fulfilling the Company’s obligation to respond to Venezuela by submitting its reply to ICSID on or before July 15, 2011.

The Company no longer characterizes historically reported mineralization as “reserves”. The information contained in this Quarterly Report on Form 10-Q relating to our past development efforts, regulatory process and reported mineral reserves for the Brisas Project and Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

We have no commercial production at this time and, as a result, we have no revenue or cash flows from mining operations and continue to experience losses from operations, a trend we expect to continue unless and until the investment dispute regarding Brisas is resolved favorably to the Company and/or we acquire or invest in an alternative project. Historically we have financed the Company’s operations through the issuance of common stock, other equity securities and convertible debt. The Company has only one operating segment, the exploration and development of mineral properties.

For fiscal years commencing in 2011, the Company changed its basis of accounting and financial reporting to comply with accounting principles generally accepted in United States. See Note 1 to the consolidated financial statements. Investors are urged to read our filings with U.S. and Canadian securities regulatory agencies, which can be viewed on-line at www.sec.gov, www.sedar.com or at the Company’s website, http://www.goldreserveinc.com which also includes the Company’s corporate governance policies. Additionally, you can request a copy of any of these documents directly from us.

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

Investors are cautioned not to put undue reliance on forward-looking statements, and investors should not infer that there has been no change in our affairs since the date of this report that would warrant any modification of any forward-looking statement made in this document, other documents filed periodically with securities regulators or documents presented on our website. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this notice. We disclaim any intent or obligation to update publicly or otherwise revise any forward-looking statements or the foregoing list of assumptions or factors, whether as a result of new information, future events or otherwise, subject to our disclosure obligations under applicable rules promulgated by the relevant securities regulators.

Liquidity and Capital Resources

At March 31, 2011 the Company had cash and cash equivalents of approximately $64.2 million which represents an increase from December 31, 2010 of approximately $6.1 million. The increase was primarily due to proceeds from sales of equipment of $8.3 million offset by cash used by operations of $2.4 million. The components of changes in cash are more fully described in the “Operating,” “Investing” and “Financing” Activities section below.

	2011	2010	Change
Cash and cash equivalents	$ 64,240,198	$ 58,186,478	$ 6,053,720

As of March 31, 2011, our total financial resources, which include cash and cash equivalents and marketable securities, totaled approximately $66.3 million. In addition to cash and cash equivalents and investments, the Company holds Brisas Project related equipment that it intends to dispose of in 2011. This equipment is carried at its estimated net realizable value of approximately $28.1 million (historical cost of approximately $39 million).

The primary future obligation of the Company is the $103.5 million 5.50% convertible notes which may be settled in cash or common shares in the event the holder chooses the one-time option to put the notes back to the Company for repurchase on June 15, 2012. See Note 12 to the consolidated financial statements and Contractual Obligations below. With the ability to settle any call for redemption of the convertible notes with common shares, we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2012. As of May 12, 2011 we had approximately $65 million in cash and investments which are held primarily in US dollar denominated accounts.

The timing and extent of additional funding, if any, depends on a number of important factors, including, but not limited to the timing and outcome of our investment dispute with Venezuela, the timing and the amount of proceeds, if any, from the sale of Brisas Project related equipment, the extent of future acquisitions or investments, if any, status of the financial markets and our share price.

Operating Activities

Cash flow used by operating activities in the quarter ended March 31, 2011 was approximately $2.4 million compared to approximately $4.1 in 2010. Cash flow used by operating activities in the quarter ended March 31, 2011 consisted of a net operating loss of approximately $5.2 million (the components of which are more fully discussed below) adjusted for certain non-cash income and expense items primarily related to gains on sale of equipment and marketable securities, accretion of convertible notes, stock options and common shares issued in lieu of cash compensation and certain non-cash changes in working capital. Cash flow used by operating activities during the quarter ended March 31, 2011 represented a decrease from the prior comparable period of approximately $1.7 million which is primarily attributable to: 1) a decrease in costs associated with arbitration as a result of the reduction in hours incurred by arbitration counsel and 2) a net increase in accounts payable and accrued expenses which is related to the timing of payments for costs already incurred but not yet paid.

Investing Activities

During the quarter ended March 31, 2011, net cash provided by investing activities amounted to approximately $8.4 million, a $4.4 million increase over the comparable period in 2010. This change was primarily due to the further sale of Brisas Project related equipment which the Company has been actively engaged in efforts to dispose of since the revocation of the Authorization to Affect. As of March 31, 2011, with no remaining equipment purchase commitments related to the Brisas Project, the Company held approximately $28.1 million of equipment intended for future sale.

	2011	2010	Change
Proceeds (net of purchases) of marketable securities	$ 103,993	$ 188,057	$ (84,064)
Purchase of property, plant and equipment	(2,513)	(498,440)	495,927
Proceeds from sale of equipment	8,337,140	3,865,641	4,471,499
Decrease in restricted cash		494,076	(494,076)
	$ 8,438,620	$ 4,049,334	$ 4,389,286

Financing Activities

The Company had no significant financing activities in 2011 and 2010. Net proceeds from the issuance of commons shares relate to the exercise of employee stock options and totaled $3,625 and $32,384 during the first quarter of 2011 and 2010, respectively.

Contractual Obligations

The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of March 31, 2011:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	More Than 5 Years
Convertible Notes(1)	$110,792,793	$5,629,195	$105,163,598	–

1         In May 2007, the Company issued $103,500,000 aggregate principal amount of its 5.50% convertible notes. As of March 31, 2011, $102,349,000 remains outstanding. The notes pay interest semi-annually and are due on June 15, 2022.  The notes are recorded on the balance sheet at amortized cost of approximately $101 million. Subject to certain conditions, the notes may be converted into Class A common shares of the Company, redeemed or repurchased.

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

The convertible notes are trading in the gray market often at a significant discount to face value. The terms of the indenture provide that the Company may repurchase the convertible notes in open market purchases or negotiated transactions. As of March 31, 2011, $1,151,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $451,000. The amounts shown above include the interest and principal payments due based on the estimate that the term of the notes will end on June 15, 2012. If the notes were to reach their contractual maturity date of June 15, 2022, additional interest payments would amount to $56.3 million over the additional ten year term of the notes.

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

Results of Operations

Summary Results of Operations

Consolidated net loss for the three months ended March 31, 2011 was approximately $5.2 million or $0.09 per share compared to a net loss for the three months ended March 31, 2010 of $4.4 million or $0.08 per share.

	2011	2010	Change
Other Income	$ 607,033	$ 309,188	$ 297,845
Total expenses	(5,772,655)	(4,733,053)	(1,039,602)
Net Loss	$(5,165,622)	$ (4,423,865)	$ (741,757)

Other Income

We have no commercial production at this time and as a result, other income is often variable from period to period due to one-time or otherwise variable sources of income such as gains on disposition of marketable securities and sales of equipment. As noted below, the increase in other income was primarily due to an increase in gain on sale of equipment and gain on disposition of marketable securities of $0.3 million and $0.1 million, respectively. These increases were partially offset by decreases in interest income and foreign currency gain.

	2011	2010	Change
Interest	$ 44,048	$ 64,519	$ (20,471)
Gain on disposition of marketable securities	198,191	106,551	91,640
Gain on sale of equipment	361,208	55,874	305,334
Foreign currency gain	3,586	82,244	(78,658)
	$ 607,033	$ 309,188	$ 297,845

Expenses

Total expenses increased to $5.8 million from $4.7 million in the three months ended March 31, 2011 and 2010, respectively, a net increase of approximately $1.0 million. This increase was primarily comprised of a non-cash increase in costs associated with the issuance of stock options and restricted shares from both Plans totaling approximately $1.8 million partially offset by a decrease in arbitration costs of approximately $0.8 million. Substantially all of the increase in corporate general and administrative and corporate communications expense is due to non-cash costs associated with the issuance of stock options and to a lesser degree restricted shares.

A total of approximately 2.6 million share purchase options expired in 2010 or will expire by the end of 2011 and be returned to the plans. During the quarter ended March 31, 2011, the Company issued approximately 3.0 million share purchase options and restricted shares. Pursuant to generally accepted accounting principles, the Company records a non-cash expense associated with the issuance of options using the fair value method of accounting which is computed using the Black-Scholes method and expensed over the vesting period of the option (see Note 9, Stock Based Compensation).  The Company does not recover any of the previously expensed amounts associated with expired share purchase options.

Excluding non-cash charges associated with the issuance of stock options and restricted shares, expenditures during the three months ended March 31, 2011 compared to the same period in 2010 decreased by approximately $0.8 million, primarily due to a reduction in costs associated with the arbitration effort and Venezuelan operations, partially offset by increases in equipment holding costs.

With the filing of Venezuela’s Counter Memorial on April 14, 2011, management expects costs associated with the arbitration to again increase as we prepare and submit our response on or before July 15, 2011, but not to the extent of the costs incurred during 2010 related to our effort to prepare and submit our initial filing or Memorial in September 2010.

	2011	2010	Change
Corporate general and administrative	$ 2,704,361	$ 973,437	$ 1,730,924
Venezuelan expenses	347,741	450,117	(102,376)
Corporate communications	183,220	130,114	53,106
Legal and accounting	87,508	127,151	(39,643)
	3,322,830	1,680,819	1,642,011

Equipment holding costs	464,305	340,754	123,551
Arbitration	335,025	1,079,269	(744,244)
Interest expense	1,650,495	1,633,905	16,590
Income tax benefit	-	(1,694)	1,694
	2,449,825	3,052,234	(602,409)
Total Expenses for the Period	$ 5,772,655	$ 4,733,053	$ 1,039,602

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Adoption of US GAAP in 2011

For fiscal years commencing in 2011, the Company changed its basis of accounting and financial reporting to comply with US GAAP.  The Company has accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the three months ended March 31, 2010 were restated accordingly.   A reconciliation of Canadian GAAP and US GAAP is included in Note 19 of the Company’s financial statements as of December 31, 2010 and for the year then ended.

Transactions with Related Parties

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. On December 15, 2010, the non-affiliated shareholders of MGC Ventures approved the redemption of all of the shares of MGC Ventures common stock held by Gold Reserve. Gold Reserve received $0.9 million and recorded a gain on sale of subsidiary of $0.2 million. Prior to the redemption, Gold Reserve owned 12,062,953 common shares of MGC Ventures which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at March 31, 2011 and December 31, 2010.  During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. On December 15, 2010, the non-affiliated shareholders of Great Basin approved the redemption of all of the shares of Great Basin common stock held by Gold Reserve. Gold Reserve received $1.2 million and recorded a gain on sale of subsidiary of $0.3 million. Prior to the redemption, Gold Reserve owned 15,661,595 common shares of Great Basin which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at March 31, 2011 and December 31, 2010. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various risks including credit risk, liquidity risk, currency risk and interest rate risk as described below:

Credit risk is the risk that a counter party will fail to meet its obligations to the Company. The Company’s primary exposure to credit risk is through its cash and cash equivalents. The Company diversifies its cash holdings into major Canadian and U.S. financial institutions and corporations.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Arbitration

On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”). In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).  The Tribunal held its first session with the parties on April 23, 2010 during which time several procedural matters were agreed to, including the time schedule for the Arbitration. In compliance with that schedule, we filed our initial written submission, known as the Memorial, on September 24, 2010. The Company is seeking US $1.928 billion compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project. The Respondent filed its reply to the Company’s Memorial, known as the Counter-Memorial, on April 14, 2011. The Company will submit its reply to the Respondent’s Counter-Memorial on or before July 15, 2011. Subsequently on October 15, 2011, the Respondent is required to file its final submission. The oral hearings are scheduled to commence on February 6, 2012.

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

On February 15, 2009, Rusoro and Endeavour both served a motion with the Ontario Superior Court of Justice seeking permission to appeal to the Divisional Court the February 10, 2009 order that was granted against them. The Company opposed these motions which were heard in Toronto on April 2, 2009 and on April 6, 2009 the permission to appeal was denied.  Rusoro has filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction. Endeavour has filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer. In 2010, the Company developed its strategy for the execution of this action, added two additional defendants and amended the claim for monetary damages and collected all its relevant documents, including electronically stored information and began the process of proceeding to depositions. More recently in 2011, management with the assistance of counsel has begun developing strategies related to claims for monetary damages.

ITEM 1A.     RISK FACTORS

The risk factors for the quarter ended March 31, 2011 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

May 12, 2011

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

May 12, 2011

EXHIBIT 32.1 CERTIFICATION OF THE CEO PURSUANT TO SECTION 906

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Rockne J. Timm, Chief Executive Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of Gold Reserve Inc. that:

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

May 12, 2011

EXHIBIT 32.2 CERTIFICATION OF THE CFO PURSUANT TO SECTION 906

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Robert A. McGuinness, Vice President Finance and Chief Financial Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of Gold Reserve Inc. that:

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

May 12, 2011

