Form 10-Q
period 2011-06-30
GOLD RESERVE INC
filed 2011-08-12
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, 59,045,772 Class A common shares, no par value per share, and 500,236 Class B common shares, no par value per share, were issued and outstanding.

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

June 30, 2011 (unaudited)
U.S. Dollars	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents (Note 4)	$60,874,004	$58,186,478
Assets held for sale (Note 7)	6,890,529	7,968,813
Marketable equity securities (Note 5)	1,326,212	2,263,923
Deposits, advances and other	943,708	1,507,822
Total current assets	70,034,453	69,927,036
Property, plant and equipment, net (Note 7)	21,480,712	28,503,330
Total assets	$91,515,165	$98,430,366
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$4,870,777	$1,633,150
Accrued interest	234,550	234,550
Total current liabilities	5,105,327	1,867,700

Convertible notes (Note 12)	101,258,624	100,754,404
Total liabilities	106,363,951	102,622,104

Measurement uncertainty (Note 1)

SHAREHOLDERS' EQUITY

Serial preferred stock, without par value, none issued

Common shares and equity units, without par value

243,921,708

243,582,458

Contributed Surplus

5,171,603

5,171,603

Stock options (Note 9)

16,446,777

14,518,570

Accumulated deficit

(280,608,626)

(268,571,593)

Accumulated other comprehensive income

330,443

1,217,915

KSOP debt (Note 8)

(110,691)

(110,691)

Total shareholders' deficit

(14,848,786)

(4,191,738)

Total liabilities and shareholders' deficit

$

91,515,165

$

98,430,366

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:

                s/ Chris D. Mikkelsen                                             s/ Patrick D. McChesney

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

	Three Months Ended		Six Months Ended
U.S. Dollars	2011	2010	2011	2010
OTHER INCOME
Interest	$42,753	$64,018	$86,801	$128,537
Gain on disposition of marketable securities	313,477	–	511,668	106,551
Gain on sale of equipment	185,787	314,170	546,995	370,044
Foreign currency gain (loss)	(25,448)	62,042	(21,862)	144,286
	516,569	440,230	1,123,602	749,418
EXPENSES
Corporate general and administrative	1,621,381	808,080	4,325,742	1,781,517
Venezuelan operations	401,016	426,534	748,757	876,651
Equipment holding costs	474,256	138,235	938,561	478,989
Corporate communications	196,754	132,177	379,974	262,291
Legal and accounting	215,431	164,511	302,939	291,662
Arbitration (Note 3)	2,810,820	1,344,669	3,145,845	2,423,938
	5,719,658	3,014,206	9,841,818	6,115,048
Loss before interest expense and income tax	(5,203,089)	(2,573,976)	(8,718,216)	(5,365,630)

Interest expense	(1,668,322)	(1,651,555)	(3,318,817)	(3,285,460)
Loss before income tax	(6,871,411)	(4,225,531)	(12,037,033)	(8,651,090)

Income tax benefit	–	2,482	–	4,176
Net loss for the period	$(6,871,411)	$(4,223,049)	$(12,037,033)	$(8,646,914)

Net loss per share, basic and diluted	$(0.12)	$(0.07)	$(0.20)	$(0.15)

Weighted average common shares outstanding	59,471,005	57,763,646	59,414,941	57,647,029

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

	Three Months Ended		Six Months Ended
U.S. Dollars	2011	2010	2011	2010

Net loss for the period	$(6,871,411)	$(4,223,049)	$(12,037,033)	$(8,646,914)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(265,185)	333,974	(375,804)	555,736
Adjustment for realized gains included in net loss	(313,477)	–	(511,668)	(106,551)
Other comprehensive income (loss)	(578,662)	333,974	(887,472)	449,185
Comprehensive loss for the period	$(7,450,073)	$(3,889,075)	$(12,924,505)	$(8,197,729)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)

	Three Months Ended		Six Months Ended
U.S. Dollars	2011	2010	2011	2010
Cash Flows from Operating Activities:

Net loss for the period

	$(6,871,411)	$(4,223,049)	$(12,037,033)	$(8,646,914)

Adjustments to reconcile net loss to net cash

used by operating activities:

Stock option compensation

	485,489	10,573	1,940,279	81,172

Depreciation

	16,465	35,576	40,446	75,719

Gain on sale of equipment

	(185,787)	(314,170)	(546,995)	(370,044)

Amortization of premium on

marketable debt securities

	–	47,543	–	94,563

Accretion of convertible notes

	261,024	244,256	504,220	470,863

Other

	–	(7,700)	–	(12,956)

Net gain on disposition of marketable securities

	(313,477)	–	(511,668)	(106,551)

Shares issued for compensation

	813,271	181,140	1,124,671	238,140

Changes in non-cash working capital:

Net decrease (increase) in deposits and advances

	(291,834)	140,714	(249,157)	(209,496)

Net increase (decrease) in accounts payable

and accrued expenses

	1,977,175	(2,383,306)	3,237,627	(1,944,100)

Net cash used in operating activities

	(4,109,085)	(6,268,423)	(6,497,610)	(10,329,604)
Cash Flows from Investing Activities:

Proceeds from disposition of marketable securities

	658,808	–	1,217,749	609,592

Purchase of marketable securities

	(200,894)	(410,441)	(655,842)	(831,976)

Purchase of property, plant and equipment

	(30,431)	–	(32,944)	(498,440)

Proceeds from sales of equipment

	303,255	4,985,443	8,640,395	8,851,084

Decrease in restricted cash

	–	–	–	494,076

Net cash provided by investing activities

	730,738	4,575,002	9,169,358	8,624,336
Cash Flows from Financing Activities:

Net proceeds from the issuance of common shares

	12,153	8,700	15,778	41,084

Net cash provided by financing activities

	12,153	8,700	15,778	41,084
Change in Cash and Cash Equivalents:

Net increase (decrease) in cash and cash equivalents

	(3,366,194)	(1,684,721)	2,687,526	(1,664,184)

Cash and cash equivalents - beginning of period

	64,240,198	60,983,350	58,186,478	60,962,813

Cash and cash equivalents - end of period

	$60,874,004	$59,298,629	$60,874,004	$59,298,629

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010 (unaudited)

	Common Shares and Equity Units			Contributed Surplus	Common Shares and Equity Units Held by Affiliates	Stock Options	Accumulated Deficit	Accumulated Other Comprehensive income	KSOP Debt

	Common Shares	Equity Units	Amount
Balance, December 31, 2009	57,694,997	500,236	$ 242,207,200	$ 5,171,603	$ (636,267)	$ 14,448,889	$(246,934,463)	$ (277,225)	$ (110,691)
Net loss							(21,637,130)
Other comprehensive income								1,495,140
Stock option compensation						99,532
Fair value of options exercised			29,851			(29,851)
Common shares issued for:
Cash	150,554		43,661
Services	924,300		1,503,566
Decrease in shares held by affiliates			(201,820)		636,267
Balance, December 31, 2010	58,769,851	500,236	243,582,458	5,171,603	-	14,518,570	(268,571,593)	1,217,915	(110,691)
Net loss							(12,037,033)
Other comprehensive loss								(887,472)
Stock option compensation						1,940,279
Fair value of options exercised			12,072			(12,072)
Common shares issued for:
Cash	33,167		15,778
Services	180,000		311,400
Balance, June 30, 2011	58,983,018	500,236	$ 243,921,708	$ 5,171,603	$ -	$ 16,446,777	$(280,608,626)	$ 330,443	$ (110,691)

The accompanying notes are an integral part of the consolidated financial statements.

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Note 1.                   The Company and Significant Accounting Policies

The Company. Gold Reserve Inc. (the “Company”) is engaged in the business of acquiring, exploring and developing mining projects. The Company is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956.

In February 1999, Gold Reserve Corporation became a subsidiary of Gold Reserve Inc., the successor issuer. Generally, each shareholder exchanged its Gold Reserve Corporation shares for an equal number of Gold Reserve Inc. Class A Common shares. For tax reasons, certain U.S. holders elected to receive equity units in lieu of Gold Reserve Inc. Class A common shares. An equity unit is comprised of one Gold Reserve Inc. Class B common share and one Gold Reserve Corporation Class B common share, is substantially equivalent to a Class A common share and is generally immediately convertible into a Gold Reserve Inc. Class A common share. Unless otherwise noted, general references to common shares of the Company include Class A common shares and Equity Units as a group. At June 30, 2011, there were 500,236 Equity Units outstanding.

From 1992 to 2008 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometre 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”).  As further detailed in Note 3, we discontinued development of the Brisas Project after it was seized by the Bolivarian Republic of Venezuela (“Venezuela”) and are resolving our investment dispute through arbitration against Venezuela under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”).  Concurrent with the arbitration we are pursuing settlement of our dispute with Venezuela and are seeking to invest in or acquire alternative mining projects.  The Company has no revenue producing mining operations at this time. All amounts shown herein are expressed in U.S. dollars unless otherwise noted.

Basis of Presentation. For fiscal years commencing in 2011, the Company changed its basis of accounting and financial reporting from Canadian GAAP to comply with US GAAP.  The Company has accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the three and six months ended June 30, 2010 were restated accordingly.   A reconciliation of Canadian GAAP to US GAAP is included in Note 19 of the Company’s financial statements as of December 31, 2010 and for the year then ended.

Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2010.  The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented.

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

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Property, Plant and Equipment. Property, plant and equipment are recorded at the lower of cost less accumulated depreciation or estimated net realizable value. Included in property, plant and equipment is $39 million of equipment that has been adjusted to an estimated net realizable value of $28 million which is not being depreciated. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using straight-line and accelerated methods over the lesser of the useful life or lease term of the related asset.

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

Foreign Currency. The U.S. dollar is the Company’s and its foreign subsidiaries’ functional currency. Accordingly, foreign currency amounts are translated into U.S. dollars using the temporal method. Non-monetary assets and liabilities are translated at historical rates, monetary assets and liabilities are translated at current rates and revenue and expense items are translated at average exchange rates during the reporting period, except for depreciation which is translated at historical rates. Translation gains and losses are included in the statement of operations.

Stock Based Compensation. The Company uses the fair value method of accounting for stock options. The fair value of options granted to employees is computed using the Black-Scholes method as described in Note 9 and is expensed over the vesting period of the option. For non-employees, the fair value of stock based compensation is recorded as an expense over the vesting period or, if earlier, upon completion of performance. Consideration paid for shares on exercise of share options, in addition to the fair value attributable to stock options granted, is credited to capital stock. Fair value of restricted stock issued as compensation is based on the grant date market value and expensed over the vesting period. The Company also maintains the Gold Reserve Director and Employee Retention Plan. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  Stock options, restricted stock and Units granted under their respective plans become fully vested and exercisable and/or payable upon a change of control.

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

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

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

Note 2.                  New Accounting Policies

In June 2011, the FASB issued Accounting Standards Update 2011-05 that requires changes in the presentation of comprehensive income. Effective for periods beginning after December 15, 2011, entities will have the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of the updated guidance will not have an effect on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04 which contains amendments resulting in common fair value measurement and disclosure requirements in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

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

Note 3.                   Expropriation of Brisas Project by Venezuelan Government and Related Arbitration

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

On October 21, 2009 the Company filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”), against Venezuela (“Respondent”) and thereafter on October 26, 2009, Venezuelan government personnel took physical possession of the property. In November 2009 the Company’s Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). The Company is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project.

In compliance with the schedule previously set by the Tribunal, we filed our initial written submission, known as the Memorial, on September 24, 2010 alleging violations of three provisions of the Canada-Venezuela Bilateral Investment Treaty and seeking compensation corresponding to the restitution, or fair market, value of the rights to develop the Brisas Project and Choco 5, as of the date of the award. On April 14, 2011, based on a revised written submission schedule established by the Tribunal in February 2011, the Respondent submitted its reply to the Company’s Memorial, known as the Counter-Memorial. More recently, on July 6, 2011, the Tribunal approved a joint request by both parties for an additional extension of time to submit the Company’s Reply from July 15, 2011 to July 29, 2011 and Venezuela’s Rejoinder from October 17, 2011 to November 14, 2011.

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Management, its arbitration counsel and expert advisors fulfilled the Company’s obligation to respond to the Respondent in a timely manner by submitting its reply to ICSID on July 29, 2011. After accepting a few proposed corrections noted in Venezuela’s Counter-Memorial and updating the interest calculations to reflect the measure of Gold Reserve’s losses as of June 30, 2011, the revised claim now approximates $2.1 billion. The oral hearing on the merits and jurisdictional issues is scheduled for a 10 day hearing to commence February 6, 2012 in Washington, D.C. See “Part II- Other Information- Item 1. Legal Proceedings- Arbitration.”

Note 4.                   Cash and Cash Equivalents

	June 30,	December 31,
	2011	2010
Bank deposits	$55,437,987	$52,307,918
Money market funds	5,436,017	5,878,560
Total	$60,874,004	$58,186,478

At June 30, 2011 and December 31, 2010, the Company had approximately $153,000 and $39,000 respectively, in Venezuela and banks outside Canada and the U.S.

Note 5.                  Marketable Equity Securities

	June 30,	December 31,
	2011	2010
Fair value at beginning of year	$2,263,923	$598,825
Acquisitions	655,842	778,144
Dispositions, at cost	(706,081)	(667,166)
Realized gain on sale	(511,668)	(241,621)
Unrealized gain (loss)	(375,804)	1,795,741
Fair value at balance sheet date	$1,326,212	$2,263,923

The Company’s marketable equity securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. As of June 30, 2011 and December 31, 2010 marketable securities had a cost basis of $995,769 and $1,046,009, respectively.

Note 6.                  Financial Instruments

The fair values as at June 30, 2011 and December 31, 2010 along with the carrying amounts shown on the consolidated balance sheets for each classification of financial instrument are as follows:

		June 30, 2011		December 31, 2010
		Carrying	Fair	Carrying	Fair
	Classification	Amount	Value	Amount	Value
Cash and cash equivalents	held for trading	$60,874,004	$60,874,004	$58,186,478	$58,186,478
Marketable equity securities	available for sale	1,326,212	1,326,212	2,263,923	2,263,923
A/P and accruals	other financial liabilities	4,870,777	4,870,777	1,633,150	1,633,150
Accrued interest	other financial liabilities	234,550	234,550	234,550	234,550
Convertible notes	other financial liabilities	101,258,624	76,710,415	100,754,404	69,477,790

Fair value estimates for marketable securities are made at the balance sheet date by reference to recent market transactions. The convertible notes are not listed on an exchange but are traded on a limited basis in a grey market. Fair value estimates for convertible notes are based on an assessment of available market information.

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

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

	Fair value June 30, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents	$60,874,004	$60,874,004	–	–
Marketable equity securities	1,326,212	1,326,212	–	–

	Fair value December 31, 2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$58,186,478	$58,186,478	–	–
Marketable equity securities	2,263,923	2,263,923	–	–

The Company is exposed to various risks including credit risk, liquidity risk, currency risk and interest rate risk as described below:

a)               Credit risk is the risk that a counter party will fail to meet its obligations to the Company. The Company’s primary exposure to credit risk is through its cash and cash equivalents. The Company holds its cash in major Canadian and U.S. financial institutions.

b)              Liquidity risk is the risk that an entity will encounter difficulty in meeting its obligations associated with its financial liabilities. The Company has historically managed this risk by maintaining adequate cash balances through equity and debt offerings to meet its current and foreseeable obligations. The following table presents the Company’s payments due on accounts payable and accrued expenses and its undiscounted interest and principal payments due on its convertible notes if the notes were to reach their contractual maturity date of June 15, 2022. (See Note 12)

Payments due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
A/P and accruals	$ 4,870,777	$ 4,870,777	$ –	$ –	–
Interest	61,921,145	5,629,195	11,258,390	11,258,390	33,775,170
Principal	102,349,000	–	–	–	102,349,000
Total	$ 169,140,922	$ 10,499,972	$ 11,258,390	$ 11,258,390	$ 136,124,170

c)               The Company is subject to currency risk mainly due to its operations in Venezuela, which are limited. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net gain from the translation of foreign currency denominated financial instruments, for the six months ended June 30, 2011 and 2010, by the amounts shown below.

	2011	2010
Venezuelan Bolívar	$58,617	$(492)
Canadian dollar	(258)	(412)
Total	$58,359	$(904)

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

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Note 7.                   Property, Plant and Equipment

		Accumulated
	Cost	Depreciation	Net
June 30, 2011
United States
Machinery and equipment	$21,209,438	$–	$21,209,438
Furniture and office equipment	510,784	(450,585)	60,199
Leasehold improvements	41,190	(39,801))	1,389
	$21,761,412	$(490,386)	$21,271,026

Venezuela
Buildings	$403,286	$(299,071)	$104,215
Furniture and office equipment	480,751	(470,055)	10,696
Transportation equipment	164,482	(161,621)	2,861
Machinery and equipment	380,341	(288,427)	91,914
	1,428,860	(1,219,174)	209,686
Total	$23,190,272	$(1,709,560)	$21,480,712

		Accumulated
	Cost	Depreciation	Net
December 31, 2010
United States
Machinery and equipment	$28,071,469	$–	$28,071,469
Furniture and office equipment	506,339	(435,224)	71,115
Leasehold improvements	41,190	(38,874))	2,316
	$28,618,998	$(474,098)	$28,144,900

Venezuela
Buildings	$403,286	$(285,696)	$117,590
Furniture and office equipment	480,751	(462,208)	18,543
Transportation equipment	214,112	(201,196)	12,916
Machinery and equipment	497,808	(288,427)	209,381
	1,595,957	(1,237,527)	358,430
Total	$30,214,955	$(1,711,625)	$28,503,330

Machinery and equipment includes amounts paid for equipment previously intended for use on the Brisas project. At June 30, 2011 certain equipment with a carrying value of approximately $6.9 million was reclassified to assets held for sale. During the third quarter of 2011, this equipment was sold for $7.8 million and the Company recorded a gain on sale of $0.9 million. Equipment classified as assets held for sale at December 31, 2010 was sold during the first quarter of 2011 for $8.3 million and the Company recorded a gain on sale of $0.3 million.

Note 8.                  KSOP Plan

The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts, subject to certain limitations, is at the discretion of the Company’s board of directors. The fair market value of the shares when allocated is recorded in the statement of operations with a reduction of the KSOP debt account. The Company has not yet made any contribution for the 2011 Plan year. Cash contributions to eligible participants for the Plan years 2010 and 2009 were $175,174, and $57,292, respectively. As of June 30, 2011, 22,246 common shares remain unallocated to plan participants.

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Note 9.                  Stock Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans; the 1997 Equity Incentive Plan (last amended in March 2006 and last re-approved by the shareholders in June 2009, the “1997 Plan”) and the 2008 Venezuelan Equity Incentive Plan (approved by the shareholders in June 2008, the “Venezuelan Plan”).  Pursuant to Toronto Stock Exchange rules the plans must be re-approved by Shareholders every three years. As of June 10, 2011, grants under the Venezuelan Plan are no longer allowed as the Plan remains in suspension until re-approved by Shareholders. Both plans permit the grants of stock options, stock appreciation rights and restricted stock, or any combination thereof, and each shall be 10% of the Company’s outstanding shares, from time to time.  The grants will be for terms up to ten years with vesting periods ranging from immediate to up to 3 years.

  Combined share option transactions for the six months ended June 30, 2011 and 2010 are as follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	3,178,102	2.39	4,573,318	2.67
Options exercised	(33,167)	0.48	(141,666)	0.29
Options expired	(257,913)	4.83	(339,582)	4.70
Options forfeited	–	–	(101,917)	2.83
Options granted	3,793,000	1.85	–	–
Options outstanding at end of period	6,680,022	2.00	3,990,153	2.58

Options exercisable at end of period	3,597,772	2.12	3,562,364	2.85

Options available for grant at end of period under 1997 plan	1,069,139		2,552,189
Options available for grant at end of period under Venezuelan plan	4,147,489		5,165,338

The following table relates to stock options at June 30, 2011:

	Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
$0.29 - $0.29	1,102,522	$0.29	$2,469,649	2.43	1,102,522	$0.29	$2,469,649	2.43
$0.73 - $0.73	521,000	$0.73	937,800	2.72	521,000	$0.73	937,800	2.72
$1.82 - $1.82	2,843,000	$1.82	2,018,530	4.51	710,750	$1.82	504,633	4.51
$1.92 - $1.92	950,000	$1.92	579,500	9.94	-
$3.95 - $4.19	686,000	$4.12		0.27	686,000	$4.12		0.27
$4.30 - $4.62	298,500	$4.57		0.42	298,500	$4.57		0.42
$5.07 - $5.36	279,000	$5.19		0.42	279,000	$5.19		0.42
$0.29 - $5.36	6,680,022	$2.00	$6,005,479	4.01	3,597,772	$2.12	$3,912,082	4.01

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

The Company recorded compensation expense during the six months ended June 30, 2011 and 2010 of $1.9 million and $0.1 million, respectively, for stock options granted. Compensation expense for the six months ended June 30, 2011 includes $1.5 million related to options granted in the first quarter 2011. In the second quarter of 2011, the Company issued 950,000 options with an estimated fair market value of $0.7 million which vest upon settlement or award in the arbitration against Venezuela. The Company does not currently record an expense for these options and will only record an expense in the event it becomes probable the options will vest.

As of June 30, 2011, compensation expense of $2.7 million related to unvested options remains to be recognized. During the six months ended June 30, 2011 and 2010, new options totaling 3,793,000 and 0, respectively were granted.  The weighted average grant date fair value of options granted in 2011 was calculated at $1.23 and the total fair value of options vested during 2011 was $1.0 million. The fair value of options granted in 2011 was determined using the Black-Scholes model based on the following assumptions:

Weighted average risk free interest rate	1.63%
Expected Term	4.0 years
Expected volatility	97%
Dividend yield	nil

Retention Units Plan

In addition to the equity incentive plans, the Company also maintains the Gold Reserve Director and Employee Retention Plan.  Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas project or in the event of a change of control.  The Company’s Board of Directors is currently evaluating modifying the vesting provisions of the units to more adequately reflect the current business objectives of the Company including successful arbitration, settlement of our dispute with Venezuela, reacquiring an interest in the Brisas Project and successful acquisition of a new business opportunity meeting specific parameters. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  As of June 30, 2011 an aggregate of 1,607,500 unvested Units have been granted to directors and executive officers of the Company and 315,000 Units have been granted to other employees.  The Company currently does not accrue a liability for these units as events required for vesting of the units have not yet occurred. The value of these units, based on the grant date value of the Class A shares, was approximately $8.4 million.

Note 10.                 Related Party Transactions:

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. On December 15, 2010, the non-affiliated shareholders of MGC Ventures approved the redemption of all of the shares of MGC Ventures common stock held by Gold Reserve. Gold Reserve received $0.9 million and recorded a gain on sale of subsidiary of $0.2 million. Prior to the redemption, Gold Reserve owned 12,062,953 common shares of MGC Ventures which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at June 30, 2011 and December 31, 2010.  During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. On December 15, 2010, the non-affiliated shareholders of Great Basin approved the redemption of all of the shares of Great Basin common stock held by Gold Reserve. Gold Reserve received $1.2 million and recorded a gain on sale of subsidiary of $0.3 million. Prior to the redemption, Gold Reserve owned 15,661,595 common shares of Great Basin which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at June 30, 2011 and December 31, 2010. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

Selected Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Note 11.                 Shareholder Rights Plan

The Company instituted a shareholder rights plan (the “Rights Plan”) in 1999. Since the original approval by the shareholders, the Rights Plan and the Rights Plan agreement have been amended and continued from time to time. In June 2009, the shareholders approved certain amendments to the Rights Plan including continuing the Shareholder Rights Plan until June 30, 2012. The Rights Plan is designed to give the Board of Director’s time to consider alternatives, allow shareholders time to properly assess the merits of a bid and insure they receive full and fair value for their common shares. One right is issued in respect of each outstanding share. The rights become exercisable only when a person, including any party related to it or acting jointly with it, acquires or announces its intention to acquire 20% or more of the Company’s outstanding shares without complying with the “permitted bid” provisions of the Rights Plan. Each right would, on exercise, entitle the holder, other than the acquiring person and related persons, to purchase Class A common shares of the Company at a 50% discount to the market price at the time.

Note 12.                 Convertible Notes

In May 2007, the Company issued $103,500,000 aggregate principal amount of 5.50% Senior subordinated convertible notes. The notes are unsecured, bear interest at a rate of 5.50% annually, pay interest semi-annually in arrears and are due on June 15, 2022.  The notes are convertible into Class A common shares of the Company at the initial conversion rate, subject to adjustment, of 132.626 shares per $1,000 principal amount (equivalent to a conversion price of $7.54). Upon conversion, the Company will have the option, unless there has occurred and is then continuing an event of default under the Company’s indenture, to deliver common shares, cash or a combination of common shares and cash for the notes surrendered.

The note holders have the option to require the Company to repurchase the notes on June 15, 2012, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The Company may elect to satisfy its obligation to pay the repurchase price, in whole or in part, by delivering Common Shares. Since the Company does not expect to use current assets or create new current liabilities to satisfy its potential requirement to pay the repurchase price, the notes are classified as non-current. In the event of a change of control of the Company, the Company may be required to offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest unless there has occurred and is continuing certain events of default under the Company’s indenture.

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

The notes are classified as a liability and were initially recorded at face value, net of issuance costs. The notes are accreted to face value using the effective interest rate method over the expected life of the notes, currently estimated to be June 15, 2012, with the resulting charge recorded as interest expense. The Company capitalized interest and accretion on the notes until October, 2009, when the Company filed for arbitration and when Venezuela seized the Brisas Project. Thereafter all interest and accretion on the notes has been expensed. As of June 30, 2011, convertible notes with a face value of $1,151,000 had been settled in cash or repurchased by the Company at a total cost of approximately $451,000.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated August 11, 2011 is intended to assist in understanding and assessing our results of operations and financial condition and should be read in conjunction with the consolidated financial statements and related notes.

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

The Company’s current financial position and results of operations are a consequence of the Company’s decision to incur substantial operating deficits and project development costs in its pursuit, since 1992, to develop, construct and operate the Brisas Project. And, more recently, subsequent to the issuance of the Authorization to Affect, to place orders to acquire approximately $125 million of equipment and raise $183 million through the issuance of convertible notes and common shares only to have the Venezuelan government seize the Brisas Project without cause, requiring us to cease development, write-off previously capitalized costs associated with the project development and in October 2009 file a Request for Arbitration under the Additional Facility Rules of ICSID. We expect this arbitration process, which commenced in April 2009 when we advised Venezuela of our claims pursuant to the Canada – Venezuela Bilateral Investment Treaty (the “Canada – Venezuela Treaty”) is well advanced and a 10 day oral hearing is scheduled to commence February 6, 2012 in Washington D.C.

Our primary 2011 objectives are to (1) diligently pursue the arbitration claim against Venezuela and minimize costs to the extent possible; (2) pursue an amicable settlement with Venezuela that may include a monetary agreement and/or project participation; (3) dispose of remaining assets previously purchased for the Brisas Project, which originally cost approximately $39 million and are recorded on the balance sheet (as property, plant and equipment and assets held for sale) at their estimated fair value of $28 million; (4) pursue alternative industry opportunities for participation; and (5) evaluate the Company’s options to redeem, restructure or otherwise modify the terms of the 5.50% convertible notes the outcome of which, among other things, is subject to the sale of the Brisas Project assets.

The successful execution of these objectives will be facilitated by the Company’s senior management team, which has extensive technical, financial and administrative experience in the mining industry- substantially all of whom have been employed by the Company for over 15 years with a single focus of developing the Brisas Project which is important for the successful execution of our arbitration efforts. The timing of any such new investment or transaction if any, and the amounts that may be required cannot be determined at this time and are subject to available cash, sale of equipment originally slated for the Brisas Project and/or future financings, if any. During 2011, the Company has informally communicated a number of times with the Attorney General’s Office and we expect to continue more formal efforts with the appropriate government representatives in the near future.

The information contained in this Quarterly Report on Form 10-Q relating to our past development efforts, regulatory process and reported mineral reserves for the Brisas Project and Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings. The Company no longer considers historically reported mineralization as “reserves”.

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

The Company received a written notice dated June 20, 2011, that the NYSE Amex LLC (the “Exchange”) intends to file a application with the United States Securities and Exchange Commission (the “SEC”) delisting the Company’s common shares. The Staff based this decision on its analysis that subsequent to the seizure of the Brisas Project by the Venezuelan authorities in October 2009, the Company “no longer complies” with the Exchange’s continued listing rules.  The Company requested a hearing to appeal the Exchange’s conclusions and submitted a written submission to the Listing Qualifications Panel outlining the reasons supporting continued listing on the Exchange. Management presented its case to the NYSE Amex staff at an oral hearing held on August 10, 2011 and management awaits the staff’s decision. In the event of a negative response, the Company has 15 days to request a further appeal.

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

Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation:

•         the outcome of our arbitration under ICSID against the Bolivarian Republic of Venezuela;

•         the actual value realized from the disposition of the remaining Brisas Project related assets;

•         the result or outcome of the litigation regarding the enjoined hostile takeover bid for us;

•         the potential equity dilution in the event the convertible notes are converted in part or in whole to common shares;

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

Liquidity and Capital Resources

At June 30, 2011 the Company had cash and cash equivalents of approximately $60.9 million which represents an increase from December 31, 2010 of approximately $2.7 million. The increase was primarily due to proceeds from sales of equipment of $8.6 million and net proceeds from marketable securities transactions of $0.6 million offset by cash used by operations of $6.5 million. The components of changes in cash are more fully described in the “Operating,” “Investing” and “Financing” Activities section below.

	2011	2010	Change
Cash and cash equivalents	$ 60,874,004	$ 58,186,478	$ 2,687,526

As of June 30, 2011, our total financial resources, which include cash and cash equivalents and marketable securities, totaled approximately $62.2 million. In addition to cash and cash equivalents and investments, the Company holds Brisas Project related equipment that it intends to dispose of in 2011. This equipment is carried on the balance sheet (as property, plant and equipment and assets held for sale) at its estimated fair value of approximately $28 million (historical cost of approximately $39 million).

The primary future obligation of the Company is the $103.5 million 5.50% convertible notes which may be settled in cash or common shares in the event the holder chooses the one-time option to put the notes back to the Company for repurchase on June 15, 2012. See Note 12 to the consolidated financial statements and Contractual Obligations below. With the ability to settle any request for redemption of the convertible notes with common shares, we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2012. As of August 11, 2011 we had approximately $66 million in cash and investments which are held primarily in US dollar denominated accounts.

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

Operating Activities

Cash flow used by operating activities for the three and six months ended June 30, 2011 was approximately $4.1 million and $6.5, respectively, compared to approximately $6.3 million and $10.3 million for the comparative periods in 2010. Cash flow used by operating activities consists of net operating losses (the components of which are more fully discussed below) adjusted for certain non-cash income and expense items primarily related to gains on sale of equipment and marketable securities, accretion of convertible notes, stock options and common shares issued in lieu of cash compensation and certain non-cash changes in working capital. Cash flow used by operating activities during 2011 decreased from the prior comparable periods primarily due to: a net increase in accounts payable primarily related to the timing of payments to counsel and experts connected with the arbitration and non-cash compensation related to the issuance of stock options and restricted stock totaling approximately $3 million, partially offset by an adjustment for gain on sale of equipment.

Investing Activities

During the three and six months ended June 30, 2011, net cash provided by investing activities (decreased) increased approximately $(3.8) million, and $0.5 million from the comparable periods in 2010. Investing activities primarily consist of the sale of Brisas Project related equipment and to a lesser extent transactions in marketable securities. As of June 30, 2011, the Company held approximately $21.2 million of Brisas project related equipment intended for future sale.

		3 months			6 months
	2011	2010	Change	2011	2010	Change
Proceeds (net of purchases) of marketable securities	$ 457,914	$ (410,441)	$ 868,355	$ 561,907	$ (222,384)	$ 784,291
Purchase of property, plant and equipment	(30,431)	-	(30,431)	(32,944)	(498,440)	465,496
Proceeds from sale of equipment	303,255	4,985,443	(4,682,188)	8,640,395	8,851,084	(210,689)
Decrease in restricted cash	-	-	-	-	494,076	(494,076)
	$ 730,738	$ 4,575,002	$ (3,844,264)	$ 9,169,358	$ 8,624,336	$ 545,022

Financing Activities

The Company had no significant financing activities in 2011 and 2010. Net proceeds from the issuance of commons shares relate to the exercise of employee stock options and totaled $15,778 and $41,084 during the six months ended 2011 and 2010, respectively.

Contractual Obligations

The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of June 30, 2011:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Convertible Notes(1)	$102,349,000	–	–	–	$102,349,000
Interest	61,921,145	$5,629,195	$11,258,390	$11,258,390	33,775,170
	$164,270,145	$5,629,195	$11,258,390	$11,258,390	$136,124,170

1         In May 2007, the Company issued $103,500,000 aggregate principal amount of its 5.50% convertible notes. As of June 30, 2011, $102,349,000 remains outstanding. The notes pay interest semi-annually and are due on June 15, 2022.  The notes are recorded on the balance sheet at amortized cost of approximately $101 million. Subject to certain conditions, the notes may be converted into Class A common shares of the Company, redeemed or repurchased.

The note holders have the option to require the Company to repurchase the notes on June 15, 2012, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The Convertible Note Indenture provides that the Company may elect to satisfy its obligation to pay the repurchase price, in whole or in part, by delivering Common Shares. If in the future we elect to repurchase the notes with common shares, we would be required to issue shares based on the then current market value. The amounts shown above include the interest and principal payments due if the notes were to reach their contractual maturity date of June 15, 2022.

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

The convertible notes are trading in the gray market often at a significant discount to face value. The terms of the indenture provide that the Company may repurchase the convertible notes in open market purchases or negotiated transactions. As of June 30, 2011, $1,151,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $451,000. The covenants contained in the 5.50% convertible note indenture are limited to administrative issues such as payments of interest, maintenance of office or agency location, delivery of reports and other related issues. Likewise, events of default are defined as failure to pay interest and principal amounts when due, default in the performance of covenants, failure to convert notes upon holder’s exercise of conversion rights and similar provisions or the Company’s failure to give notice of a fundamental change which is generally defined as events related to a change of control in the Company. In the event of a change of control of the Company, the Company will be required to offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest with cash or Common Shares unless there has occurred and is continuing certain events of default under the Company’s indenture.

Results of Operations

Summary Results of Operations

Consolidated net loss for the three and six months ended June 30, 2011 was approximately $6.9 million and $12.0 million, respectively, representing increases of $2.6 million and $3.4 million over the comparable periods in 2010.

		3 months			6 months
	2011	2010	Change	2011	2010	Change
Other Income	$ 516,569	$ 440,230	$ 76,339	$ 1,123,602	$ 749,418	$ 374,184
Total expenses	(7,387,980)	(4,663,279)	(2,724,701)	(13,160,635)	(9,396,332)	(3,764,303)
Net Loss	$ (6,871,411)	$ (4,223,049)	$ (2,648,362)	$(12,037,033)	$(8,646,914)	$ (3,390,119)

Other Income

We have no commercial production at this time and as a result, other income is often variable from period to period due to one-time or otherwise variable sources of income. As noted below, the increase in other income was primarily due to increases in gain on sale of equipment and gain on disposition of marketable securities. These increases were partially offset by decreases in interest income and a decrease in foreign currency gain.

		3 months			6 months
	2011	2010	Change	2011	2010	Change
Interest	$ 42,753	$ 64,018	$ (21,265)	$ 86,801	$ 128,537	$ (41,736)
Gain on disposition of marketable securities	313,477	-	313,477	511,668	106,551	405,117
Gain on sale of equipment	185,787	314,170	(128,383)	546,995	370,044	176,951
Foreign currency gain (loss)	(25,448)	62,042	(87,490)	(21,862)	144,286	(166,148)
	$ 516,569	$ 440,230	$ 76,339	$ 1,123,602	$ 749,418	$ 374,184

Expenses

Total expenses for the three and six months ended June 30, 2011 increased $2.7 million and $3.8 million, respectively over the comparable periods in 2010. The increases were primarily due to non-cash increases in costs associated with the issuance of stock options and restricted shares as well as increases in arbitration costs and equipment holding costs. Substantially all of the increase in corporate general and administrative and corporate communications expense is due to non-cash costs associated with the issuance of stock options and to a lesser degree restricted shares.

A total of approximately 2.6 million share purchase options expired in 2010 or will expire by the end of 2011 and be returned to the plans. During 2011, the Company issued approximately 4.0 million share purchase options and restricted shares (approximately 3 million in the first quarter and 1 million in the second quarter) including approximately 1 million share purchase options issued to certain key personnel from the Venezuelan Plan from which no additional shares can be issued until re-approval by shareholders.  Pursuant to generally accepted accounting principles, the Company records a non-cash expense associated with the issuance of options using the fair value method of accounting which is computed using the Black-Scholes method and expensed over the vesting period of the option (see Note 9, Stock Based Compensation).  Accounting rules do not provide for the recovery of previously expensed amounts associated with expired share purchase options.

		3 months			6 months
	2011	2010	Change	2011	2010	Change
Corporate general and administrative	$ 1,621,381	$ 808,080	$ 813,301	$ 4,325,742	$ 1,781,517	$ 2,544,225
Venezuelan expenses	401,016	426,534	(25,518)	748,757	876,651	(127,894)
Corporate communications	196,754	132,177	64,577	379,974	262,291	117,683
Legal and accounting	215,431	164,511	50,920	302,939	291,662	11,277
	2,434,582	1,531,302	903,280	5,757,412	3,212,121	2,545,291
Arbitration	2,810,820	1,344,669	1,466,151	3,145,845	2,423,938	721,907
Equipment holding costs	474,256	138,235	336,021	938,561	478,989	459,572
Interest expense	1,668,322	1,651,555	16,767	3,318,817	3,285,460	33,357
Income tax benefit	-	(2,482)	2,482	-	(4,176)	4,176
Total Expenses for the Period	$ 7,387,980	$ 4,663,279	$ 2,724,701	$ 13,160,635	$ 9,396,332	$ 3,764,303

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Adoption of US GAAP in 2011

For fiscal years commencing in 2011, the Company changed its basis of accounting and financial reporting to comply with US GAAP.  The Company has accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the three and six months ended June 30, 2010 were restated accordingly.   A reconciliation of Canadian GAAP and US GAAP is included in Note 19 of the Company’s financial statements as of December 31, 2010 and for the year then ended.

Transactions with Related Parties

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. On December 15, 2010, the non-affiliated shareholders of MGC Ventures approved the redemption of all of the shares of MGC Ventures common stock held by Gold Reserve. Gold Reserve received $0.9 million and recorded a gain on sale of subsidiary of $0.2 million. Prior to the redemption, Gold Reserve owned 12,062,953 common shares of MGC Ventures which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at June 30, 2011 and December 31, 2010.  During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. On December 15, 2010, the non-affiliated shareholders of Great Basin approved the redemption of all of the shares of Great Basin common stock held by Gold Reserve. Gold Reserve received $1.2 million and recorded a gain on sale of subsidiary of $0.3 million. Prior to the redemption, Gold Reserve owned 15,661,595 common shares of Great Basin which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at June 30, 2011 and December 31, 2010. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Arbitration

On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”) seeking compensation corresponding to the restitution, or fair market value of the rights to develop the Brisas Project and Choco 5, as of the date of the award. Gold Reserve’s claim alleges violations of three provisions of the Canada-Venezuela BIT culminating in the effective expropriation of Gold Reserve’s sizable investments in the world-class Brisas gold/copper project and the promising Choco 5 property. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).

 The Tribunal held its first session with the parties on April 23, 2010 during which time several procedural matters were agreed to, including the time schedule for the Arbitration. In compliance with that schedule, we filed our initial written submission, known as the Memorial, on September 24, 2010. On April 14, 2011, based on a revised written submission schedule established by the Tribunal in February 2011, the Respondent submitted its reply to the Company’s Memorial, known as the Counter-Memorial. More recently, on July 6, 2011, the Tribunal approved a joint request by both parties for an additional extension of time to submit the Company’s Reply from July 15, 2011 to July 29, 2011 and Venezuela’s Rejoinder from October 17, 2011 to November 14, 2011. Management, its arbitration counsel and expert advisors fulfilled the Company’s obligation to respond to the Respondent in a timely manner by submitting its reply to ICSID on July 29, 2011. After accepting a few proposed corrections noted in Venezuela’s Counter-Memorial and updating the interest calculations to reflect the measure of Gold Reserve’s losses as of June 30, 2011, the revised claim now approximates $2.1 billion. The oral hearing date remains February 6, 2012.

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

On February 15, 2009, Rusoro and Endeavour both served a motion with the Ontario Superior Court of Justice seeking permission to appeal to the Divisional Court the February 10, 2009 order that was granted against them. The Company opposed these motions which were heard in Toronto on April 2, 2009 and on April 6, 2009 the permission to appeal was denied.  Rusoro has filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction. Endeavour has filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer. Recently, the Company added two additional defendants, amended the claim for monetary damages with a further amended claim for monetary damages forth coming and collected all its relevant internal documents, including electronically stored information to begin the process of proceeding to depositions.

ITEM 1A.     RISK FACTORS

The risk factors for the quarter ended June 30, 2011 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.       [REMOVED AND RESERVED]

ITEM 5.      OTHER INFORMATION

5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Mr. Douglas E. Stewart has advised the Company that he will resign as Vice President of Project development on August 15, 2011. Mr. Stewart will remain available to assist with the Company’s arbitration efforts.

ITEM 6.       EXHIBITS

10.1 Notice of Grant of Stock Options and Option Agreement

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

EXHIBIT 10.1                  Notice of Grant of Stock Options and Option Agreement

                                          1997 Equity Incentive Plan and 2008 Venezuelan Equity Incentive Plan

____________ Stock Option Plan

Notice of Grant of Stock Options                                    ID: ___________

and Option Agreement                                                            Equity Incentive Plan

Name                                                                                                Option Number: ####

Plan:    ________

ID:                    _______

Effective {DATE}, you have been granted a(n) {Non-Qualified/ Qualified } Stock Option to buy ### shares of _________ Equity Incentive Plan (the Company) stock at $## per share.

The total option price of the shares granted is $#.

Shares in each period will become fully vested on the date shown.

Shares                   Vest Type                            Full Vest                     Expiration

                                       _______                                     __________                                            _________                             {Date}

                                       _______                                     __________                                            _________                             {Date}

                                       _______                                     __________                                            _________                             {Date}

By your signature and the Company's signature below, you and the Company agree that these options are granted under and governed by the terms and conditions of the Company's Stock Option Plan as amended and the Option Agreement, all of which are attached and made a part of this document.

___________________________________________                    ________________________________

___________ Equity Incentive Plan                                                 Date

___________________________________________                    ________________________________

Name                                                                                                Date

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

August 11, 2011

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

August 11, 2011

EXHIBIT 32.1 CERTIFICATION OF THE CEO PURSUANT TO SECTION 906

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Rockne J. Timm, Chief Executive Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2011 of Gold Reserve Inc. that:

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

August 11, 2011

EXHIBIT 32.2 CERTIFICATION OF THE CFO PURSUANT TO SECTION 906

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Robert A. McGuinness, Vice President Finance and Chief Financial Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended June 30, 2011 of Gold Reserve Inc. that:

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

August 11, 2011

