Form 10-Q/A
period 2011-06-30
GOLD RESERVE INC
filed 2011-08-15
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

Gold Reserve Inc. is filing this Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed with the Securities and Exchange Commission on August 12, 2011, in order to submit Exhibit 101. The Amendment revises the exhibit index included in Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

The Company has included new certifications of its principle executive officer and principle financial officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act.

Except as stated above, this Form 10-Q/A does not update or amend any other information contained in the original filing. Those sections of the Original filing that are unaffected by the Amendment are not included herein. Accordingly, the Amendment should be read in conjunction with the Original Filing.

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

101 Interactive data files

EXHIBIT 31.1                     CERTIFICATION OF THE CEO PURSUANT TO SECTION 302

I, Rockne J Timm, certify that:

1. I have reviewed this report on Form 10-Q/A of Gold Reserve Inc.;

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

August 12, 2011

EXHIBIT 31.2                     CERTIFICATION OF THE CFO PURSUANT TO SECTION 302

I, Robert A. McGuinness, certify that:

1. I have reviewed this report on Form 10-Q/A of Gold Reserve Inc.;

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

August 12, 2011

EXHIBIT 32.1 CERTIFICATION OF THE CEO PURSUANT TO SECTION 906

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Rockne J. Timm, Chief Executive Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q/A for the period ended June 30, 2011 of Gold Reserve Inc. that:

(1) The Quarterly Report on Form 10-Q/A fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained and incorporated by reference in the Quarterly Report on Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of Gold Reserve Inc.

/s/ Rockne J. Timm

Rockne J. Timm

Chief Executive Officer

August 12, 2011

EXHIBIT 32.2 CERTIFICATION OF THE CFO PURSUANT TO SECTION 906

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Robert A. McGuinness, Vice President Finance and Chief Financial Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q/A for the period ended June 30, 2011 of Gold Reserve Inc. that:

(1) The Quarterly Report on Form 10-Q/A fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained and incorporated by reference in the Quarterly Report on Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of Gold Reserve Inc.

/s/ Robert A. McGuinness

Robert A. McGuinness

Vice President Finance and Chief Financial Officer

August 12, 2011