Form 10-Q
period 2011-09-30
GOLD RESERVE INC
filed 2011-11-14
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, 59,025,772 Class A common shares, no par value per share, and 500,236 Class B common shares, no par value per share, were issued and outstanding.

Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

September 30, 2011 (unaudited)
U.S. Dollars	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents (Note 4)	$62,449,366	$58,186,478
Assets held for sale (Note 7)	–	7,968,813
Marketable equity securities (Note 5)	895,012	2,263,923
Deposits, advances and other	408,457	1,507,822
Total current assets	63,752,835	69,927,036
Property, plant and equipment, net (Note 7)	21,460,175	28,503,330
Total assets	$85,213,010	$98,430,366
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,939,726	$1,633,150
Accrued interest	1,641,849	234,550
Total current liabilities	3,581,575	1,867,700

Convertible notes (Note 12)	101,546,242	100,754,404
Total liabilities	105,127,817	102,622,104

Measurement uncertainty (Note 1)

SHAREHOLDERS' EQUITY

Serial preferred stock, without par value, none issued

Common shares and equity units, without par value

243,972,305

243,582,458

Contributed Surplus

5,171,603

5,171,603

Stock options (Note 9)

16,765,684

14,518,570

Accumulated deficit

(285,670,242)

(268,571,593)

Accumulated other comprehensive income (loss)

(43,466)

1,217,915

KSOP debt (Note 8)

(110,691)

(110,691)

Total shareholders' deficit

(19,914,807)

(4,191,738)

Total liabilities and shareholders' deficit

$

85,213,010

$

98,430,366

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:

                s/ Chris D. Mikkelsen                                             s/ Patrick D. McChesney

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Three Months Ended		Nine Months Ended
U.S. Dollars	2011	2010	2011	2010
OTHER INCOME
Interest	$25,598	$62,748	$112,399	$191,285
Gain on disposition of marketable securities	243,565	42,042	755,233	148,593
Gain on sale of equipment	913,732	36,633	1,460,727	406,677
Foreign currency gain (loss)	31,635	(56,181)	9,773	88,105
	1,214,530	85,242	2,338,132	834,660
EXPENSES
Corporate general and administrative	1,199,949	729,920	5,525,691	2,511,437
Venezuelan operations	145,037	327,830	893,794	1,204,481
Equipment holding costs	330,497	305,979	1,269,058	784,968
Corporate communications	131,661	101,124	511,635	363,415
Legal and accounting	124,750	81,148	427,689	372,810
Arbitration (Note 3)	2,649,335	3,437,287	5,795,180	5,861,225
	4,581,229	4,983,288	14,423,047	11,098,336
Loss before interest expense and income tax	(3,366,699)	(4,898,046)	(12,084,915)	(10,263,676)

Interest expense	(1,694,917)	(1,674,762)	(5,013,734)	(4,960,222)
Loss before income tax	(5,061,616)	(6,572,808)	(17,098,649)	(15,223,898)

Income tax benefit (expense)	–	(2,676)	–	1,500
Net loss for the period	$(5,061,616)	$(6,575,484)	$(17,098,649)	$(15,222,398)

Net loss per share, basic and diluted	$(0.09)	$(0.11)	$(0.29)	$(0.26)

Weighted average common shares outstanding	59,522,382	57,806,689	59,451,148	57,700,834

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Three Months Ended		Nine Months Ended
U.S. Dollars	2011	2010	2011	2010

Net loss for the period	$(5,061,616)	$(6,575,484)	$(17,098,649)	$(15,222,398)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(130,344)	679,216	(506,148)	1,234,952
Adjustment for realized gains included in net loss	(243,565)	(42,042)	(755,233)	(148,593)
Other comprehensive income (loss)	(373,909)	637,174	(1,261,381)	1,086,359
Comprehensive loss for the period	$(5,435,525)	$(5,938,310)	$(18,360,030)	$(14,136,039)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)

	Three Months Ended		Nine Months Ended
U.S. Dollars	2011	2010	2011	2010
Cash Flows from Operating Activities:

Net loss for the period

	$(5,061,616)	$(6,575,484)	$(17,098,649)	$(15,222,398)

Adjustments to reconcile net loss to net cash

used by operating activities:

Stock option compensation

	405,704	10,690	2,345,983	91,862

Depreciation

	14,103	29,845	54,549	105,564

Gain on sale of equipment

	(913,732)	(36,633)	(1,460,727)	(406,677)

Amortization of premium on

marketable debt securities

	–	48,065	–	142,628

Accretion of convertible notes

	287,618	270,149	791,838	741,012

Other

	–	8,283	–	(4,673)

Net gain on disposition of marketable securities

	(243,565)	(42,042)	(755,233)	(148,593)

Shares issued for compensation

	187,193	26,465	1,311,864	264,605

Changes in non-cash working capital:

Net decrease (increase) in deposits and advances

	311,858	76,190	62,701	(133,306)

Net increase (decrease) in accounts payable

and accrued expenses

	(1,523,752)	2,242,781	1,713,875	298,681

Net cash used in operating activities

	(6,536,189)	(3,941,691)	(13,033,799)	(14,271,295)
Cash Flows from Investing Activities:

Proceeds from disposition of marketable securities

	343,588	134,937	1,561,337	744,529

Purchase of marketable securities

	(42,732)	(99,159)	(698,574)	(931,135)

Purchase of property, plant and equipment

	(6,451)	(2,552)	(39,395)	(500,992)

Proceeds from sales of equipment

	7,817,146	50,506	16,457,541	8,901,590

Decrease in restricted cash

	–	–	–	494,076

Net cash provided by investing activities

	8,111,551	83,732	17,280,909	8,708,068
Cash Flows from Financing Activities:

Net proceeds from the issuance of common shares

	–	–	15,778	41,084

Net cash provided by financing activities

	–	–	15,778	41,084
Change in Cash and Cash Equivalents:

Net increase (decrease) in cash and cash equivalents

	1,575,362	(3,857,959)	4,262,888	(5,522,143)

Cash and cash equivalents - beginning of period

	60,874,004	59,298,629	58,186,478	60,962,813

Cash and cash equivalents - end of period

	$62,449,366	$55,440,670	$62,449,366	$55,440,670

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011 and the Year Ended December 31, 2010 (unaudited)

	Common Shares and Equity Units			Contributed Surplus	Common Shares and Equity Units Held by Affiliates	Stock Options	Accumulated Deficit	Accumulated Other Comprehensive income	KSOP Debt

	Common Shares	Equity Units	Amount
Balance, December 31, 2009	57,694,997	500,236	$ 242,207,200	$ 5,171,603	$ (636,267)	$ 14,448,889	$(246,934,463)	$ (277,225)	$ (110,691)
Net loss							(21,637,130)
Other comprehensive income								1,495,140
Stock option compensation						99,532
Fair value of options exercised			29,851			(29,851)
Common shares issued for:
Cash	150,554		43,661
Services	924,300		1,503,566
Decrease in shares held by affiliates			(201,820)		636,267
Balance, December 31, 2010	58,769,851	500,236	243,582,458	5,171,603	-	14,518,570	(268,571,593)	1,217,915	(110,691)
Net loss							(17,098,649)
Other comprehensive loss								(1,261,381)
Stock option compensation						2,345,983
Fair value of options exercised			98,869			(98,869)
Common shares issued for:
Cash	95,921		15,778
Services	160,000		275,200
Balance, September 30, 2011	59,025,772	500,236	243,972,305	$ 5,171,603	$ -	16,765,684	$(285,670,242)	$ (43,466)	$ (110,691)

The accompanying notes are an integral part of the consolidated financial statements.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

In February 1999, Gold Reserve Corporation became a subsidiary of Gold Reserve Inc., the successor issuer. Generally, each shareholder exchanged its Gold Reserve Corporation shares for an equal number of Gold Reserve Inc. Class A Common shares. For tax reasons, certain U.S. holders elected to receive equity units in lieu of Gold Reserve Inc. Class A common shares. An equity unit is comprised of one Gold Reserve Inc. Class B common share and one Gold Reserve Corporation Class B common share, is substantially equivalent to a Class A common share and is generally immediately convertible into a Gold Reserve Inc. Class A common share. Unless otherwise noted, general references to common shares of the Company include Class A common shares and Equity Units as a group. At September 30, 2011, there were 500,236 Equity Units outstanding.

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

Basis of Presentation. For the fiscal year commencing in 2011, the Company changed its basis of accounting and financial reporting from Canadian GAAP to comply with US GAAP.  The Company accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the three and nine months ended September 30, 2010 were restated accordingly.   A reconciliation of Canadian GAAP to US GAAP is included in Note 19 of the Company’s financial statements as of December 31, 2010 and for the year then ended.

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

Exploration and Development Costs. Exploration costs incurred in locating areas of potential mineralization or evaluating properties or working interests with specific areas of potential mineralization are expensed as incurred. Development costs of proven mining properties not yet producing are capitalized at cost and classified as capitalized exploration costs under property, plant and equipment. Property holding costs are charged to operations during the period if no significant exploration or development activities are being conducted on the related properties. Upon commencement of production, capitalized exploration and development costs would be amortized based on the estimated proven and probable reserves benefited. Properties determined to be impaired or that are abandoned are written-down to the estimated fair value. Carrying values do not necessarily reflect present or future values.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Property, Plant and Equipment. Property, plant and equipment are recorded at the lower of cost less accumulated depreciation or estimated net realizable value. Included in property, plant and equipment is $29 million of equipment that has been adjusted to an estimated net realizable value of $21 million which is not being depreciated. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using straight-line and accelerated methods over the lesser of the useful life or lease term of the related asset.

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

Measurement Uncertainty. The realizable value of the remaining equipment, originally purchased for the Brisas Project, may be different than management’s current estimate. Any operations we may have are subject to the effects of changes in legal, tax and regulatory regimes, political, labor and economic developments, social and political unrest, currency and exchange controls,  import/export restrictions and government bureaucracy in the countries in which we may operate. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

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

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

On October 21, 2009 the Company filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”), against Venezuela (“Respondent”) and thereafter on October 26, 2009, Venezuelan government personnel took physical possession of the property. In November 2009 the Company’s Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). The Company is seeking compensation of $2.1 billion in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project, the value of the Choco 5 Property and interest of approximately $400 million on the claim calculated since the loss.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

The full market value of the legal rights to develop the Brisas Project was measured by an independent expert pursuant to a fair market value standard utilizing three standard valuation approaches: (1) the Discounted Cash Flow (“DCF”) Approach, (2) the Comparable Publicly Traded Company (“CPTC”) Approach, and (3) the Comparable Transaction (“CT”) Approach. These three valuations converged in a reasonably consistent range of values, which were combined to arrive at a weighted average valuation based upon the independent expert’s qualitative assessment of the robustness of the data available to implement each valuation methodology. The DCF Approach carried the greatest weight, as it was based upon robust financial projections specifically for the Brisas Project  prepared on a contemporaneous basis for regulatory filing and bankable feasibility purposes. The CPTC Approach was weighted the second highest due to the consistency of the valuation multiples observed from the comparable companies identified by the expert. The CT Approach was weighted the least due to the wider range of valuation multiples observed from gold mining companies identified as comparable by the expert.

Venezuela has an estimated 17 pending arbitration actions being pursued against it at this time before ICSID and has reportedly settled and/or made full or partial payment for damages to a limited number of claimants in past months, although management has no specific information regarding the actual amounts paid or what percentage such payments represented of the original claim against Venezuela. Based on the uncertain nature of arbitration under investment treaties, the timing and the amount of an award or settlement, if any, and the likelihood of its collection and the timing thereof cannot be determined at this time.

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

In accordance with the procedural calendar in the case, the Company filed its Reply on July 29, 2011, updating its claim to $2.1 billion to account for interest accrued since its earlier filing.  In response to a recent request from Venezuela, the Tribunal agreed to amend the procedural calendar to permit Venezuela to file its Rejoinder on December 5, 2011 and confirmed that the oral hearing scheduled to take place February 6-17, 2012 in Washington, D.C remains unchanged.  The Rejoinder is the last filing to be made prior to the oral hearing. See “Part II- Other Information- Item 1. Legal Proceedings- Arbitration.”

Note 4.                   Cash and Cash Equivalents

	September 30,	December 31,
	2011	2010
US Treasury bills	$39,999,044	$–
Bank deposits	17,050,946	52,307,918
Money market funds	5,399,376	5,878,560
Total	$62,449,366	$58,186,478

At September 30, 2011 and December 31, 2010, the Company had approximately $278,000 and $39,000 respectively, in Venezuela and banks outside Canada and the U.S. As of September 30, 2011, 57% and 43% of bank deposits were maintained in U.S. and Canadian banks, respectively and all of the U.S. deposits were maintained in an FDIC insured account.

Note 5.                  Marketable Equity Securities

	September 30,	December 31,
	2011	2010
Fair value at beginning of year	$2,263,923	$598,825
Acquisitions	698,574	778,144
Dispositions, at cost	(806,104)	(667,166)
Realized gain on sale	(755,233)	(241,621)
Unrealized gain (loss)	(506,148)	1,795,741
Fair value at balance sheet date	$895,012	$2,263,923

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

The Company’s marketable equity securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. As of September 30, 2011 and December 31, 2010 marketable securities had a cost basis of $938,478 and $1,046,009, respectively.

Note 6.                  Financial Instruments

The fair values as at September 30, 2011 and December 31, 2010 along with the carrying amounts shown on the consolidated balance sheets for each classification of financial instrument are as follows:

		September 30, 2011		December 31, 2010
		Carrying	Fair	Carrying	Fair
	Classification	Amount	Value	Amount	Value
Cash and cash equivalents	held for trading	$62,449,366	$62,449,366	$58,186,478	$58,186,478
Marketable equity securities	available for sale	895,012	895,012	2,263,923	2,263,923
A/P and accruals	other financial liabilities	1,939,726	1,939,726	1,633,150	1,633,150
Accrued interest	other financial liabilities	1,641,849	1,641,849	234,550	234,550
Convertible notes	other financial liabilities	101,546,242	80,945,701	100,754,404	69,477,790

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

	Fair value September 30, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents	$62,449,366	$62,449,366	–	–
Marketable equity securities	895,012	895,012	–	–

	Fair value December 31, 2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$58,186,478	$58,186,478	–	–
Marketable equity securities	2,263,923	2,263,923	–	–

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

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Payments due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
A/P and accruals	$ 1,939,726	$ 1,939,726	–	–	–
Interest	61,921,145	5,629,195	$ 11,258,390	$ 11,258,390	$ 33,775,170
Principal	102,349,000	–	–	–	102,349,000
Total	$ 166,209,871	$ 7,568,921	$ 11,258,390	$ 11,258,390	$ 136,124,170

c)               The Company is subject to currency risk mainly due to its operations in Venezuela, which are limited. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net gain from the translation of foreign currency denominated financial instruments, for the nine months ended September 30, 2011 and 2010, by the amounts shown below.

	2011	2010
Venezuelan Bolívar	$46,562	$(13,383)
Canadian dollar	1,625	(2,481)
Total	$48,187	$(15,864)

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

Note 7.                   Property, Plant and Equipment

		Accumulated
	Cost	Depreciation	Net
September 30, 2011
United States
Machinery and equipment	$21,209,438	$–	$21,209,438
Furniture and office equipment	517,235	(457,038)	60,197
Leasehold improvements	41,190	(40,264))	926
	$21,767,863	$(497,302)	$21,270,561

Venezuela
Buildings	$397,146	$(303,680)	$93,466
Furniture and office equipment	480,751	(471,951)	8,800
Transportation equipment	164,482	(162,300)	2,182
Machinery and equipment	373,593	(288,427)	85,166
	1,415,972	(1,226,358)	189,614
Total	$23,183,835	$(1,723,660)	$21,460,175

		Accumulated
	Cost	Depreciation	Net
December 31, 2010
United States
Machinery and equipment	$28,071,469	$–	$28,071,469
Furniture and office equipment	506,339	(435,224)	71,115
Leasehold improvements	41,190	(38,874))	2,316
	$28,618,998	$(474,098)	$28,144,900

Venezuela
Buildings	$403,286	$(285,696)	$117,590
Furniture and office equipment	480,751	(462,208)	18,543
Transportation equipment	214,112	(201,196)	12,916
Machinery and equipment	497,808	(288,427)	209,381
	1,595,957	(1,237,527)	358,430
Total	$30,214,955	$(1,711,625)	$28,503,330
10

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Machinery and equipment includes amounts paid for equipment previously intended for use on the Brisas project. During the third quarter of 2011, certain equipment with a carrying value of approximately $6.9 million was sold for $7.8 million and the Company recorded a gain on sale of $0.9 million. Equipment classified as assets held for sale at December 31, 2010 was sold during the first quarter of 2011 for $8.3 million and the Company recorded a gain on sale of $0.3 million.

Note 8.                  KSOP Plan

The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts, subject to certain limitations, is at the discretion of the Company’s board of directors. The fair market value of the shares when allocated is recorded in the statement of operations with a reduction of the KSOP debt account. The Company has not yet made any contribution for the 2011 Plan year. Cash contributions to eligible participants for the Plan years 2010 and 2009 were $175,174, and $57,292, respectively. As of September 30, 2011, 22,246 common shares remain unallocated to plan participants.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

Note 9.                  Stock Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans; the 1997 Equity Incentive Plan (last amended in March 2006 and last re-approved by the shareholders in June 2009, the “1997 Plan”) and the 2008 Venezuelan Equity Incentive Plan (approved by the shareholders in June 2008, the “Venezuelan Plan”).  Pursuant to Toronto Stock Exchange rules the plans must be re-approved by Shareholders every three years. As of June 10, 2011, grants under the Venezuelan Plan are no longer allowed as the Plan remains in suspension until re-approved by Shareholders. Both plans permit the grants of stock options, stock appreciation rights and restricted stock, or any combination thereof, and each shall be 10% of the Company’s outstanding shares, from time to time.  The grants are made for terms of up to ten years with vesting periods ranging from immediate to up to 3 years.

  Combined share option transactions for the nine months ended September 30, 2011 and 2010 are as follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	3,178,102	2.39	4,573,318	2.67
Options exercised	(138,501)	0.93	(141,666)	0.29
Options expired	(670,913)	4.44	(439,582)	4.59
Options forfeited	(126,000)	1.82	(101,917)	2.83
Options granted	3,793,000	1.85	–	–
Options outstanding at end of period	6,035,688	1.87	3,890,153	2.54

Options exercisable at end of period	3,079,438	1.88	3,462,364	2.81

Options available for grant at end of period under 1997 plan	1,717,749		2,655,139
Options available for grant at end of period under Venezuelan plan	4,151,765		5,168,288

The following table relates to stock options at September 30, 2011:

	Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
$0.29 - $0.29	1,079,188	$0.29	$2,244,711	2.18	1,079,188	$0.29	$2,244,711	2.18
$0.73 - $0.73	481,000	$0.73	788,840	2.46	481,000	$0.73	788,840	2.46
$1.82 - $1.82	2,675,000	$1.82	1,471,250	4.26	668,750	$1.82	367,813	4.26
$1.92 - $1.92	950,000	$1.92	427,500	9.69	-
$3.95 - $4.61	423,000	$4.19		0.07	423,000	$4.19		0.07
$4.62 - $4.62	148,500	$4.62		0.22	148,500	$4.62		0.22
$5.07 - $5.36	279,000	$5.19		0.16	279,000	$5.19		0.16
$0.29 - $5.36	6,035,688	$1.87	$4,932,301	4.02	3,079,438	$1.88	$3,401,364	2.11

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

Expressed in U.S. Dollars

During the first quarter of 2011, the Company granted approximately 2.8 million options which generally vest over three years and in the second quarter of 2011, the Company issued 950,000 options which vest upon a settlement or an award related to the arbitration against Venezuela. For the nine months ended September 30, 2011 and 2010, new options totaling 3,793,000 and 0, respectively were granted.

The Company recorded compensation expense during the nine months ended September 30, 2011 and 2010 of $2.3 million and $0.1 million, respectively, for stock options granted in 2011 and prior periods. Compensation expense for the nine months ended September 30, 2011 includes $1.5 million related to options vested in the first quarter 2011. The options granted in the second quarter had an estimated fair market value of $0.7 million at the date of grant, however the Company does not currently record an expense for these options and will only record an expense in the event it becomes probable the options will vest. As of September 30, 2011, compensation expense of $2.1 million related to unvested options remains to be recognized over the remaining vesting period.

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

Retention Units Plan

In addition to the equity incentive plans, the Company also maintains the Gold Reserve Director and Employee Retention Plan.  Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas project or in the event of a change of control.  The Company’s Board of Directors has evaluated modifying the vesting provisions of the units to more adequately reflect the current business objectives of the Company, but has not yet amended the terms of the units. Each unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  As of September 30, 2011 an aggregate of 1,457,500 unvested units have been granted to directors and executive officers of the Company and 315,000 units have been granted to other employees.  The Company currently does not accrue a liability for these units as events required for vesting of the units have not yet occurred. The value of these units, based on the grant date value of the Class A shares, was approximately $7.7 million.

Note 10.                 Related Party Transactions:

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. On December 15, 2010, the non-affiliated shareholders of MGC Ventures approved the redemption of all of the shares of MGC Ventures common stock held by Gold Reserve. Gold Reserve received $0.9 million and recorded a gain on sale of subsidiary of $0.2 million. Prior to the redemption, Gold Reserve owned 12,062,953 common shares of MGC Ventures which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at September 30, 2011 and December 31, 2010.  During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. On December 15, 2010, the non-affiliated shareholders of Great Basin approved the redemption of all of the shares of Great Basin common stock held by Gold Reserve. Gold Reserve received $1.2 million and recorded a gain on sale of subsidiary of $0.3 million. Prior to the redemption, Gold Reserve owned 15,661,595 common shares of Great Basin which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at September 30, 2011 and December 31, 2010. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

Selected Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010 (unaudited)

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

The note holders have the option to require the Company to repurchase the notes on June 15, 2012, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The Company has the ability to satisfy its obligation to pay the repurchase price, in whole or in part, by delivering Common Shares which would not result in the use of current assets or the creation of new current liabilities to satisfy its potential requirement to pay the repurchase price. As a result, the notes are classified as non-current. In the event of a change of control of the Company, the Company may be required to offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest unless there has occurred and is continuing certain events of default under the Company’s indenture.

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

The notes are classified as a liability and were initially recorded at face value, net of issuance costs. The notes are accreted to face value using the effective interest rate method over the expected life of the notes, currently estimated to be June 15, 2012, with the resulting charge recorded as interest expense. The Company capitalized interest and accretion on the notes until October, 2009, when the Company filed for arbitration and when Venezuela seized the Brisas Project. Thereafter all interest and accretion on the notes has been expensed. As of September 30, 2011, convertible notes with a face value of $1,151,000 had been settled in cash or repurchased by the Company at a total cost of approximately $451,000.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated November 14, 2011 is intended to assist in understanding and assessing our results of operations and financial condition and should be read in conjunction with the consolidated financial statements and related notes.

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

In April 2008 the Venezuelan government revoked our Authorization to Affect for the commencement of construction at the Brisas Project.  For the next 12 months we attempted to have the Authorization reinstated and ultimately determined in April 2009 to notify the government of our intent to commence arbitration under the Canada-Venezuela Bilateral Investment Treaty if an amicable resolution was not reached. On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”). On October 26, 2009, in apparent response to our filing  government personnel arrived at the project site, claimed ownership of the Brisas Alluvial Concession, seized assets, expelled our personnel, and took physical possession of the property. Subsequently, on November 4, 2009, Venezuela notified us through the issuance of an Administrative Act, dated October 20, 2009, of its intent to cancel our underlying Unicornio (hard rock) Concession which it formally completed in June 2010. See Part II, Item 1. Legal Proceedings – Arbitration.

A determining factor in the Company’s current financial position and continuing results of operations is the substantial operating deficits and project development costs incurred since 1992 and, the issuance of $183 million of convertible notes and common shares and the acquisition of approximately $125 million of equipment subsequent to the March 2007 issuance of the Authorization to Affect all related to the development of the Brisas Project. Due to the Venezuelan government’s seizure of the Brisas Project, we ceased development and wrote-off previously capitalized costs associated with the project development and commenced selling assets purchased for the construction and operation of the project.  The Company is well advanced in the arbitration process having filed its last reply including amending its claim prior to the  oral hearings scheduled to commence February 6, 2012 in Washington D.C.

During 2011, the Company met several times with representatives from the Venezuelan Attorney General’s Office to discuss an amicable resolution to the matter under arbitration that would respect the rights of both parties. Even though the arbitration is well advanced we expect to continue efforts with the appropriate government representatives in the future.

Our primary objectives continue to be: (1) obtain a working interest in one or more acceptable mineral exploration properties; (2) diligently pursue the arbitration claim against Venezuela and minimize costs to the extent possible; (3) pursue an amicable settlement with Venezuela that may include a monetary agreement and/or project participation; (4) dispose of remaining assets previously purchased for the Brisas Project, which originally cost approximately $29 million and are recorded on the balance sheet (as property, plant and equipment) at their estimated fair value of $21 million; and (5) evaluate the Company’s options to redeem, restructure or otherwise modify the terms of the 5.50% convertible notes the outcome of which, among other things, is subject to the sale of the Brisas Project assets.

Any information contained in this Quarterly Report on Form 10-Q relating to our past development efforts, regulatory processes and reported mineral reserves for the Brisas Project and Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings. The Company no longer considers historically reported mineralization as “reserves”.

We have no commercial production at this time and, as a result, we have no revenue or cash flows from mining operations and continue to experience losses from operations, a trend we expect to continue while we pursue other mining prospects and until the investment dispute regarding Brisas is resolved favorably to the Company.  Historically we have financed the Company’s operations through the issuance of common stock, and convertible debt. On going Company expenditures are subject to available cash, sale of equipment originally slated for the Brisas Project and/or future financings, if any. The Company has only one operating segment, the exploration and development of mineral properties.

For the fiscal year commencing in 2011, the Company changed its basis of accounting and financial reporting to comply with accounting principles generally accepted in United States. See Note 1 to the consolidated financial statements. Investors are urged to read our filings with U.S. and Canadian securities regulatory agencies, which can be viewed on-line at www.sec.gov, www.sedar.com or at the Company’s website, http://www.goldreserveinc.com which also includes the Company’s corporate governance policies. Additionally, you can request a copy of any of these documents directly from us.

Continued Listing of the Company’s Shares on NYSE Amex and the Toronto Stock Exchange (“TSX”)

NYSE-Amex

In June 2011, the Company was advised by the NYSE Amex LLC (the “Exchange”) that it intended to file a application with the United States Securities and Exchange Commission (the “SEC”) delisting the Company’s common shares. The Staff based this decision on its analysis that subsequent to the seizure of the Brisas Project by the Venezuelan authorities in October 2009, the Company “no longer complies” with the Exchange’s continued listing rules.  Specifically, the Exchange noted that the Company was non-compliant with: Section 1002(c) of the NYSE Amex Company Guide (the “Company Guide”) as Gold Reserve has ceased to be an operating company; and Section 1003(c)(i) as Gold Reserve has sold or otherwise disposed of its principal operating assets or has ceased to be an operating company or  has discontinued a substantial portion of its operations or business for any reason whatsoever, including without limitation such events as sale, lease, spin-off, distribution, foreclosure, discontinuance, abandonment, destruction, condemnation, seizure or expropriation.

The Company appealed the Exchange’s conclusions and subsequently submitted a number of written submissions in addition to several follow-up conversations with the Staff outlining the reasons supporting continued listing on the Exchange. On October 27, 2011, the Company received notice from the Exchange that it had accepted the Company’s plan to regain compliance with the Exchange’s listing standards (the “Plan”) by a targeted completion date of December 20, 2012.  The Staff’s acceptance of the Plan marks the completion of the first step in the Company’s process towards compliance with the Exchange’s listing standards.

The Staff reiterated that the Company is not in compliance with Company Guide and, with the Exchange’s acceptance of the Plan, the Company’s listing is being continued pursuant to an extension.  The Plan provides for an 18 month schedule (starting from the initial date of notice of non-compliance, June 20, 2011) whereby the Company expects to obtain a working interest in one or more acceptable mineral exploration properties with commensurate exploration expenditures made thereon.  The Company will continue to provide the Exchange staff with updates relative to the initiatives detailed in the Plan, including the specific milestones to be met by July 31, 2012, and December 20, 2012.

There can be no assurance that the Company will be able to achieve compliance within the required time frame, and if the Company is not able to achieve compliance as outlined in the Plan or otherwise show progress consistent with the Plan, the Company will remain subject to delisting procedures as set forth in the Company Guide and may in fact be delisted.

Toronto Stock Exchange (“TSX”)

In September 2011 the Company received a letter from the Compliance & Disclosure Department of the Toronto Stock Exchange (“TSX”) requesting that the Company provide information regarding its current operating activities as part of a fact gathering process related to meeting the TSX’s continuous listing requirements. The letter stated that if the TSX determines that the Company has discontinued a substantial portion of its business, the Company will be required to meet the original listing requirements (“OLR”) of the TSX. The TSX may provide the Company with up to 120 days from the date of the letter, to meet the OLR. If the Company fails to provide an acceptable plan to the TSX of how it intends to meet the OLR in the short term, the TXS will initiate a delisting review. On October 4, 2011 the Company provided its response and a plan to the TSX and since that date has continued discussions with the Compliance and Disclosure Staff regarding the Company’s efforts to maintain compliance and continue its listing on the TSX.

On November 11, 2011 the Company received a letter from the Compliance & Disclosure Department of the Toronto Stock Exchange (“TSX”) advising the Company that while the TSX appreciates the difficult situation that the Company faces, as detailed in its prior submission, the Company’s plans are not sufficiently advanced for TSX to grant the Company 120 days to regain compliance with TSX’s continued listing requirements. As a result, the TSX is reviewing the eligibility for continued listing on TSX of the common shares of the Company pursuant to Part VII of The Toronto Stock Exchange Company Manual, under the Expedited Review Process as described in Section 707(b) of the TSX Company Manual. The Continued Listing Committee of TSX scheduled a meeting on November 21, 2011 to consider whether or not to suspend trading in and delist the common shares of the Company. The Company expects to make a submission regarding this matter at the meeting.

There can be no assurance that the Company will be able to achieve compliance within the required time frame, and if the Company is not able to achieve compliance, the Company will remain subject to delisting procedures as set forth in the Company Manual and may in fact be delisted. Management is also evaluating alternative listing options such as the TSX Venture Exchange or NEX.

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

•         our ability to maintain continued listing on the Exchange and/or the Toronto Stock Exchange;

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

Liquidity and Capital Resources

At September 30, 2011 the Company had cash and cash equivalents of approximately $62.4 million which represents an increase from December 31, 2010 of approximately $4.3 million. The increase was primarily due to proceeds from sales of equipment of $16.5 million and net proceeds from marketable securities transactions of $0.9 million offset by cash used by operations of $13.0 million. The components of changes in cash are more fully described in the “Operating,” “Investing” and “Financing” Activities section below.

	2011	2010	Change
Cash and cash equivalents	$ 62,449,366	$ 58,186,478	$ 4,262,888

As of September 30, 2011, our total financial resources, which include cash and cash equivalents and marketable securities, totaled approximately $63.3 million. In addition to cash and cash equivalents and investments, the Company holds Brisas Project related equipment that it intends to dispose of in 2011. This equipment is carried on the balance sheet (as property, plant and equipment and assets held for sale) at its estimated fair value of approximately $21 million (historical cost of approximately $29 million).

The primary future obligation of the Company is the $103.5 million 5.50% convertible notes which may be settled in cash or common shares in the event the holder chooses the one-time option to put the notes back to the Company for repurchase on June 15, 2012. See Note 12 to the consolidated financial statements and Contractual Obligations below. With the ability to settle any request for redemption of the convertible notes with common shares, we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2012. As of November 14, 2011 we had approximately $62 million in cash and investments which are held primarily in US dollar denominated accounts.

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

Operating Activities

Cash flow used by operating activities for the three and nine months ended September 30, 2011 was approximately $6.5 million and $13.0 million, respectively, compared to approximately $3.9 million and $14.2 million for the comparative periods in 2010. Cash flow used by operating activities consists of net operating losses (the components of which are more fully discussed below) adjusted for certain non-cash income and expense items primarily related to gains on sale of equipment and marketable securities, accretion of convertible notes, stock options and common shares issued in lieu of cash compensation and certain non-cash changes in working capital. Cash flow used by operating activities during the third quarter of 2011 increased from the prior comparable period primarily due to: a net decrease in accounts payable primarily related to the timing of payments to counsel and experts connected with the arbitration.

Investing Activities

During the three and nine months ended September 30, 2011, net cash provided by investing activities increased approximately $8.0 million, and $8.6 million for the comparable periods in 2010. Investing activities in the comparable periods primarily consisted of the sale of Brisas Project related equipment and to a lesser extent transactions in marketable securities. As of September 30, 2011, the Company held approximately $21.2 million of Brisas project related equipment intended for future sale.

		3 months			9 months
	2011	2010	Change	2011	2010	Change
Proceeds (net of purchases) of marketable securities	$ 300,856	$ 35,778	$ 265,078	$862,763	$ (186,606)	$1,049,369
Purchase of property, plant and equipment	(6,451)	(2,552)	(3,899)	(39,395)	(500,992)	461,597
Proceeds from sale of equipment	7,817,146	50,506	7,766,640	16,457,541	8,901,590	7,555,951
Decrease in restricted cash	-	-	-	-	494,076	(494,076)
	$ 8,111,551	$ 83,732	$ 8,027,819	$ 17,280,909	$ 8,708,068	$ 8,572,841

Financing Activities

The Company had no financing activities in the third quarter of 2011 and 2010. Net proceeds from the issuance of commons shares relate to the exercise of employee stock options and totaled $15,778 and $41,084 during the nine months ended 2011 and 2010, respectively.

Contractual Obligations

The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of September 30, 2011:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Convertible Notes(1)	$102,349,000	–	–	–	$102,349,000
Interest	61,921,145	$5,629,195	$11,258,390	$11,258,390	33,775,170
	$164,270,145	$5,629,195	$11,258,390	$11,258,390	$136,124,170

1         In May 2007, the Company issued $103,500,000 aggregate principal amount of its 5.50% convertible notes. As of September 30, 2011, $102,349,000 remains outstanding. The notes pay interest semi-annually and are due on June 15, 2022.  The notes are recorded on the balance sheet at amortized cost of approximately $101 million. Subject to certain conditions, the notes may be converted into Class A common shares of the Company, redeemed or repurchased.

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

The convertible notes are trading in the gray market often at a significant (15% to 25%) discount to face value. The terms of the indenture provide that the Company may repurchase the convertible notes in open market purchases or negotiated transactions. As of September 30, 2011, $1,151,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $451,000. The covenants contained in the 5.50% convertible note indenture are limited to administrative issues such as payments of interest, maintenance of office or agency location, delivery of reports and other related issues. Likewise, events of default are defined as failure to pay interest and principal amounts when due, default in the performance of covenants, failure to convert notes upon holder’s exercise of conversion rights and similar provisions or the Company’s failure to give notice of a fundamental change which is generally defined as events related to a change of control in the Company. In the event of a change of control of the Company, the Company will be required to offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest with cash or Common Shares unless there has occurred and is continuing certain events of default under the Company’s indenture.

Results of Operations

Summary Results of Operations

Consolidated net loss for the three months ended September 30, 2011 was approximately $5.1 million representing a decrease of approximately $1.5 million over the comparable period in 2010. For the nine months ended September 30, 2011 the consolidated net loss of $17.1 million represented an increase of approximately $1.9 million over 2010.

		3 months			9 months
	2011	2010	Change	2011	2010	Change
Other Income	$ 1,214,530	$ 85,242	$1,129,288	$ 2,338,132	$ 834,660	$1,503,472
Total expenses	(6,276,146)	(6,660,726)	384,580	(19,436,781)	(16,057,058)	(3,379,723)
Net Loss	$ (5,061,616)	$ (6,575,484)	$ 1,513,868	$(17,098,649)	$(15,222,398)	$ (1,876,251)

Other Income

We have no commercial production at this time and as a result, other income is often variable from period to period due to one-time or otherwise variable sources of income. As noted below, the increase in other income in the three and nine month comparable periods was primarily due to increases in gain on sale of equipment and gain on disposition of marketable securities, partially offset by decreases in interest income.

		3 months			9 months
	2011	2010	Change	2011	2010	Change
Interest	$ 25,598	$ 62,748	$ (37,150)	$ 112,399	$191,285	$ (78,886)
Gain on disposition of marketable securities	243,565	42,042	201,523	755,233	148,593	606,640
Gain on sale of equipment	913,732	36,633	877,099	1,460,727	406,677	1,054,050
Foreign currency gain (loss)	31,635	(56,181)	87,816	9,773	88,105	(78,332)
	$ 1,214,530	$ 85,242	$ 1,129,288	$ 2,338,132	$ 834,660	$ 1,503,472

Expenses

Total expenses for the three and nine months ended September 30, 2011 decreased by $0.4 million and increased $3.4 million, respectively, over the comparable periods in 2010. The decrease in the 3 month comparable period was primarily due to a reduction in arbitration costs and expenses associated with our Venezuelan operations partially off-set by a non-cash increase in compensation costs associated with the issuance of stock options and restricted shares.

The increase in the 9 month comparable period was primarily due to non-cash increases in costs associated with the issuance of stock options and restricted shares (primarily in the first quarter) as well an increase in equipment holding costs partially offset by decreases in costs associated with our Venezuelan operation. Substantially all of the increase in corporate general and administrative and corporate communications expense is due to non-cash costs associated with the issuance of stock options and to a lesser degree restricted shares. Costs associated with our Venezuelan operations decreased as a result of a reduction of deposits, advances and other which was netted against expenditures related to our Venezuelan operations.

A total of approximately 2.6 million share purchase options expired in 2010 or will expire by the end of 2011 and be returned to the option plans. During the first quarter of 2011, the Company granted approximately 2.8 million options which generally vest over three years and in the second quarter of 2011, the Company issued 950,000 options from the Venezuelan Plan (from which no additional shares can be issued until re-approval by shareholders) which vest upon a settlement or an award related to the arbitration against Venezuela. For the nine months ended September 30, 2011 and 2010, new options totaling 3,793,000 and 0, respectively were granted.

The Company recorded non-cash compensation expense during the nine months ended September 30, 2011 and 2010 of $2.3 million and $0.1 million, respectively, for stock options granted in 2011 and prior periods. Compensation expense for the nine months ended September 30, 2011 includes $1.5 million related to options granted in the first quarter 2011. The options granted in the second quarter had an estimated fair market value of $0.7 million at the date of grant however the Company does not currently record an expense for these options and will only record an expense in the event it becomes probable the options will vest. As of September 30, 2011, compensation expense of $2.1 million related to unvested options remains to be recognized over the remaining vesting period.

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

		3 months			9 months
	2011	2010	Change	2011	2010	Change
Corporate general and administrative	$ 1,199,949	$ 729,920	$ 470,029	$5,525,691	$ 2,511,437	$ 3,014,254
Venezuelan expenses	145,037	327,830	(182,793)	893,794	1,204,481	(310,687)
Corporate communications	131,661	101,124	30,537	511,635	363,415	148,220
Legal and accounting	124,750	81,148	43,602	427,689	372,810	54,879
	1,601,397	1,240,022	361,375	7,358,809	4,452,143	2,906,666
Arbitration	2,649,335	3,437,287	(787,952)	5,795,180	5,861,225	(66,045)
Equipment holding costs	330,497	305,979	24,518	1,269,058	784,968	484,090
Interest expense	1,694,917	1,674,762	20,155	5,013,734	4,960,222	53,512
Income tax expense (benefit)	-	2,676	(2,676)	-	(1,500)	1,500
Total Expenses for the Period	$ 6,276,146	$ 6,660,726	$ (384,580)	$ 19,436,781	$ 16,057,058	$ 3,379,723

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Adoption of US GAAP in 2011

For the fiscal year commencing in 2011, the Company changed its basis of accounting and financial reporting to comply with US GAAP.  The Company has accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the three and nine months ended September 30, 2010 were restated accordingly.   A reconciliation of Canadian GAAP and US GAAP is included in Note 19 of the Company’s financial statements as of December 31, 2010 and for the year then ended.

Transactions with Related Parties

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of MGC Ventures. On December 15, 2010, the non-affiliated shareholders of MGC Ventures approved the redemption of all of the shares of MGC Ventures common stock held by Gold Reserve. Gold Reserve received $0.9 million and recorded a gain on sale of subsidiary of $0.2 million. Prior to the redemption, Gold Reserve owned 12,062,953 common shares of MGC Ventures which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at September 30, 2011 and December 31, 2010.  During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also officers and/or directors and shareholders of Great Basin. On December 15, 2010, the non-affiliated shareholders of Great Basin approved the redemption of all of the shares of Great Basin common stock held by Gold Reserve. Gold Reserve received $1.2 million and recorded a gain on sale of subsidiary of $0.3 million. Prior to the redemption, Gold Reserve owned 15,661,595 common shares of Great Basin which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at September 30, 2011 and December 31, 2010. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Arbitration

On October 21, 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Bolivarian Republic of Venezuela (“Respondent”) seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct which includes the full market value of the legal rights to develop the Brisas Project, the value of the Choco 5 Property and interest of approximately $400 million on the claim calculated since the loss. The Company is seeking an estimated $2.1 billion, including interest. Gold Reserve’s claim alleges violations of three provisions of the Canada-Venezuela BIT culminating in the effective expropriation of Gold Reserve’s sizable investments in the world-class Brisas gold/copper project and the promising Choco 5 property. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)).

The full market value of the legal rights to develop the Brisas Project was measured by an independent expert pursuant to a fair market value standard utilizing three standard valuation approaches: (1) the Discounted Cash Flow (“DCF”) Approach, (2) the Comparable Publicly Traded Company (“CPTC”) Approach, and (3) the Comparable Transaction (“CT”) Approach. These three valuations converged in a reasonably consistent range of values, which were combined to arrive at a weighted average valuation based upon the independent expert’s qualitative assessment of the robustness of the data available to implement each valuation methodology. The DCF Approach carried the greatest weight, as it was based upon robust financial projections specifically for the Brisas Project prepared on a contemporaneous basis for regulatory filing and bankable feasibility purposes. The CPTC Approach was weighted the second highest due to the consistency of the valuation multiples observed from the comparable companies identified by the expert. The CT Approach was weighted the least due to the wider range of valuation multiples observed from gold mining companies identified as comparable by the expert.

Venezuela has an estimated 17 pending arbitration actions being pursued against it at this time before ICSID (See ICSID website-http://icsid.worldbank.org/ICSID/) and has reportedly settled and/or made full or partial payment for damages to a limited number of claimants in recent months, although management has no specific information regarding the actual amounts paid or what percentage such payments represented of the original claim against Venezuela. Based on the uncertain nature of arbitration under investment treaties, the timing and the amount of an award or settlement, if any, and the likelihood of its collection and the timing thereof cannot be determined at this time.

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

In accordance with the procedural calendar in the case, the Company filed its Reply on July 29, 2011, updating its claim to $2.1 billion to account for interest accrued since its earlier filing.  In response to a recent request from Venezuela, the Tribunal agreed to amend the procedural calendar to permit Venezuela to file its Rejoinder on December 5, 2011 and confirmed that the oral hearing scheduled to take place February 6-17, 2012 remains unchanged. The Rejoinder is the last filing to be made prior to the oral hearing.

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

Our counsel with respect to this litigation matter has advised management that it is too early in the litigation process to determine the likely outcome of the litigation with substantial reliability. In the event that one or both defendants prevail with their counterclaims, the Company could be subject to the full amount of the combined damages noted above. However, based on the facts of the case, the activity through the filing date and the overall scope and context of the proceedings, management has concluded, pursuant to the guidance contained in ASC 450-20-50-4, that an estimate of the possible loss or range of loss cannot be made at this time.

ITEM 1A.     RISK FACTORS

The risk factors for the quarter ended September 30, 2011 are substantially the same as those disclosed and discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

November 14, 2011

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

November 14, 2011

EXHIBIT 32.1 CERTIFICATION OF THE CEO PURSUANT TO SECTION 906

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Rockne J. Timm, Chief Executive Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2011 of Gold Reserve Inc. that:

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

November 14, 2011

EXHIBIT 32.2 CERTIFICATION OF THE CFO PURSUANT TO SECTION 906

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Robert A. McGuinness, Vice President Finance and Chief Financial Officer of Gold Reserve Inc., certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2011 of Gold Reserve Inc. that:

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

November 14, 2011

