Form 10-K
period 2011-12-31
GOLD RESERVE INC
filed 2012-03-15
CIK 1072725

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

(509) 623-1500

(Registrant’s Telephone, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common shares, no par value per share Preferred share purchase rights	The TSX Venture Exchange – Tier 2 NYSE Amex

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
 ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐   Yes     ☒   No

Aggregate market value of the voting and non-voting common equity (which consists of Class A Common Shares and Equity Units) held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NYSE Amex on such date ($2.53): $82,331,384. As of March 14, 2012, 59,746,472 Class A common shares, no par value per share, and 500,236 Class B common shares, no par value per share, were issued and outstanding.

Documents Incorporated by Reference

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders.

Table of Contents

Cautionary Statement Regarding Forward-Looking Statements                                                                                                3

Cautionary Note Regarding Differences in U.S. and Canadian Reporting Practices                                                                  3

Currency and Exchange Rates                                                                                                                                                    3

PART I

Item 1.                   Business                                                                                                                                                       4

Item 1A.                Risk Factors                                                                                                                                                 6

Item 1B.                 Unresolved Staff Comments                                                                                                                        9

Item 2.                   Properties                                                                                                                                                     9

Item 3.                   Legal Proceedings                                                                                                                                        10

Item 4.                   (Removed and reserved)                                                                                                                              11

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder
   Matters and Issuer Purchases of Equity Securities                                                                                11

Item 6.                   Selected Financial Data                                                                                                                              14

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations                   15

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk                                                                  23

Item 8.                   Financial Statements and Supplementary Data                                                                                         24

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                     42

Item 9A.                Controls and Procedures                                                                                                                            42

Item 9B.                 Other Information                                                                                                                                     42

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance                                                                         43

Item 11.                 Executive Compensation                                                                                                                           43

Item 12.                 Security Ownership of Certain Beneficial Owners and Management
  and Related Stockholders Matters                                                                                                           43

Item 13.                 Certain Relationships and Related Transactions and Director Independence                                           43

Item 14.                 Principal Accounting Fees and Services                                                                                                    43

Item 15.                 Exhibits, Financial Statement Schedules                                                                                                    44

Signatures                                                                                                                                                                                 45

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

Forward-looking statements involve risks and uncertainties, as well as assumptions that may never materialize, prove incorrect or materialize other than as currently contemplated which could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “may,” “could” and other similar expressions that are predictions of or indicate future events and future trends which do not relate to historical matters, identify forward-looking statements. Any such forward-looking statements are not intended to give any assurances as to future results. Numerous factors could cause actual results to differ materially from those in the forward-looking statements as more fully described in “Part I - Item 1A. Risk Factors.”

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

Cautionary Note Regarding Differences in U.S. and Canadian Reporting Practices

Commencing in 2011, the Company changed its basis of accounting and financial reporting from Canadian GAAP to US GAAP.  The Company accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the years ended December 31, 2010 and 2009 were restated accordingly.  Our audited consolidated financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K may not be comparable to financial statements of companies reporting in accordance with Canadian GAAP.

Currency and Exchange rates

Unless otherwise indicated, all references to “$” or “U.S. dollars” in this Annual Report on Form 10-K refer to U.S. dollars, references to “Cdn$” or “Canadian dollars” refer to Canadian dollars and references to “Bs” refer to Venezuelan Bolivars.  The 12 month average rate of exchange for one Canadian dollar, expressed in U.S. dollars, for each of the last three years equaled 1.0112, 0.9707 and 0.8761, respectively, and the exchange rate at the end of each such period equaled 0.9835, 0.9991 and 0.9559, respectively.

PART I

Item 1.   Business

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Gold Reserve” and the “Company” refer to Gold Reserve Inc. and its consolidated subsidiaries and affiliates, unless the context requires otherwise.

Gold Reserve Inc. is engaged in the business of acquiring, exploring and developing mining projects. The Company is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956. From 1992 to 2008 we focused substantially all of our management and financial resources on the development of the Brisas gold and copper project located in the Kilometer 88 mining district of the State of Bolivar in south-eastern Venezuela (which we refer to as the “Brisas Project” or “Brisas”). The Brisas Project was expropriated by the Venezuelan government in 2008. See Item 3. Legal Proceedings - Arbitration.

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

In February 1999, Gold Reserve Corporation, pursuant to a plan of reorganization, became a subsidiary of Gold Reserve Inc., the successor issuer (the “Reorganization”). Generally, each shareholder of Gold Reserve Corporation received one Gold Reserve Inc. Class A common share for each common share owned of Gold Reserve Corporation. Certain U.S. holders of Gold Reserve Corporation elected for tax reasons, to receive equity units comprised of one Gold Reserve Inc. Class B common share and one Gold Reserve Corporation Class B common share in lieu of Gold Reserve Inc. Class A common shares. Each equity unit is substantially equivalent to a Class A common share and is convertible into a Gold Reserve Inc. Class A common share. Equity units are not listed for trading on any stock exchange, but, subject to compliance with applicable federal, provincial and state securities laws, may be transferred.  Unless otherwise noted, general references to common shares of the Company include Class A common shares and Class B common shares as a combined group.

The Company no longer characterizes historically reported mineralization related to the Brisas Project as “reserves”. The information contained in this Annual Report on Form 10-K relating to our past development efforts and reported mineral reserves for the Brisas Project and status of Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

In April 2008, the Venezuelan government revoked the March 2007 Authorization for the Affectation of Natural Resources for the Construction of Infrastructure and Services Phase of the Brisas Project (the “Authorization to Affect”) for the commencement of construction at the Brisas Project (essentially a construction permit).  For the next 12 months we attempted to have the Authorization to Affect reinstated and ultimately determined in April 2009 to notify the government of our intent to commence arbitration under the Canada-Venezuela Bilateral Investment Treaty (“Canada-Venezuela BIT”) if an amicable resolution was not reached.

In October 2009 we filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”), against the Bolivarian Republic of Venezuela (“Respondent”) alleging violations of three provisions of the Canada-Venezuela BIT culminating in the effective expropriation of Gold Reserve’s sizable investments in the world-class Brisas gold/copper project and the promising Choco 5 property. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). Gold Reserve is seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct including the full market value of the legal rights to develop the Brisas Project, the value of the Choco 5 Property and interest on the claim calculated since the loss of approximately $400 million (as of July 2011) which, as revised, totals an estimated $2.1 billion

In compliance with the schedule originally set by the Tribunal, which has been amended by the Tribunal from time-to-time, we filed our initial written submission, referred to as the Memorial, in September 2010. Thereafter in April 2011, the Respondent Venezuela submitted its response to the Company’s Memorial, referred to as the Counter-Memorial. Subsequent to that, the Company submitted its Reply to the Respondent’s Counter Memorial in July 2011, and finally Respondent filed its Rejoinder in December 2011. The Rejoinder was the last filing to be made prior to the oral hearing which was held February 13 to February 17, 2012.

The oral hearing was the culmination of an extensive undertaking by the Company’s counsel, technical, legal and financial experts, as well as its employees which focused on the evidentiary record in the case and allowed counsel for both the Company and Venezuela to address the issues of jurisdiction, liability and damages.  The oral hearing also allowed the Tribunal to hear testimony from certain fact and expert witnesses, as well as to address questions to each of the parties.

The Tribunal granted both parties the opportunity to submit a post-hearing brief, to be filed simultaneously, in order to comment in conclusion on the full evidentiary record, as is typically permitted in such arbitrations.  Those briefs are due to be filed by March 16, 2012.  The Tribunal may request additional information from the parties and in any event may issue its decision thereafter.  It is typical for tribunals in this type of arbitration to require six to eighteen months (the historical average is approximately 1.2 years) to finalize and issue its decision.

In June 2011, the Company was advised by the NYSE Amex LLC (the “Amex”) that it intended to delist the Company’s common shares. The seizure of the Brisas Project by the Venezuelan authorities in October 2009, led the Amex to conclude that the Company “no longer complied” with the Amex’s continued listing rules. The Company appealed the Amex’s decision and, in October 2011, the Company received notice that the Amex had accepted the Company’s plan to regain compliance with the Amex’s listing standards (the “Plan”) by a targeted completion date of December 20, 2012. During this time the Company’s listing is being continued pursuant to an extension.

The Plan provides for an 18 month schedule (starting from the initial date of notice of non-compliance, June 20, 2011) whereby the Company expects to obtain a working interest in one or more acceptable mineral exploration properties with commensurate exploration expenditures made thereon.  The Company will continue to provide the Amex staff with updates relative to the initiatives detailed in the Plan, including the specific milestones to be met by July 31, 2012 and December 20, 2012.

In November 2011, the Company was similarly advised by the Toronto Stock Exchange (the “TSX”) that it also intended to delist the Company’s common shares because, in its opinion, the Company “no longer complied” with its continued listing rules as a result of the seizure of the Brisas Project. Although the Company appealed the TSX’s original determination, submitting a plan similar to that approved by the Amex, the Company’s plans were not sufficiently advanced for the TSX to grant the Company additional time to regain compliance. As a result, trading of the Company’s common shares (symbol “GRZ.V”) moved from the TSX to the TSX Venture Exchange – Tier 2 (the “TSX Venture”) beginning February 1, 2012.

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

A determining factor in the Company’s current financial position and continuing results of operations is the substantial operating deficits and Brisas Project development costs incurred since 1992, the issuance of $183 million of convertible notes and common shares and the acquisition of approximately $125 million of equipment subsequent to the issuance of the  Authorization to Affect, the termination of the development of Brisas and Choco 5 as a result of the seizure of the Brisas Project, the ongoing ICSID arbitration, the write-down of previously capitalized costs and equipment associated with the project development and the ongoing disposal of such equipment.

Our objectives continue to be: (1) obtain a working interest in one or more acceptable mineral exploration properties; (2) diligently pursue the arbitration claim against Venezuela and minimize costs to the extent possible; (3) pursue an amicable settlement with Venezuela that may include a monetary agreement and/or project participation; (4) dispose of remaining assets previously purchased for the Brisas Project; and (5) evaluate the Company’s options to redeem, restructure or otherwise modify the terms of the 5.50% convertible notes the outcome of which, among other things, is subject to the sale of the Brisas Project assets.

Our material subsidiaries are as follows:

Investors are urged to read our filings with U.S. and Canadian securities regulatory agencies, which can be viewed on-line at www.sec.gov, www.sedar.com or the Company’s website at www.goldreserveinc.com  which also includes the Company’s corporate governance policies. Additionally, you can request a copy of any of these documents directly from us.

Item 1A.       Risk Factors

Failure to prevail in the arbitration proceedings and obtain compensation from Venezuela for the Brisas Project and Choco 5 property could materially adversely affect the Company.

In October 2009 we filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”), against the Bolivarian Republic of Venezuela (“Respondent”) seeking compensation for all of the loss and damage resulting from Venezuela’s wrongful conduct, including the expropriation of the Brisas Project. Our claim includes the full market value of the legal rights to develop the Brisas Project as of the date of the Tribunals decision, the value of the Choco 5 Property and interest on the claim calculated since the loss. Our claim as last updated in our July 2011 Reply totals approximately $2.1 billion which includes interest from April 14, 2008 (the date of the loss) to July 29, 2011 (the date of our last filing) of approximately $400 million. The cost of prosecuting our arbitration claim is substantial, and there is no assurance that we will be successful in establishing Venezuela’s liability or, if successful, will collect any award by the Tribunal for compensation from Venezuela. See Item 3. Legal Proceedings - Arbitration.

The conversion, repurchase or restructure of our outstanding convertible notes could result in the issuance of a significant number of our common shares causing significant dilution to existing shareholders and, in certain circumstances, could result in a change of control.

In May 2007, we issued $103,500,000 aggregate principal amount of 5.50% convertible notes due on June 15, 2022.  On June 15, 2012, note holders have a one time option to require the Company to repurchase the notes at a price equal to 100% of the principal amount of the notes plus unpaid interest. We may elect to satisfy our obligation to repurchase the outstanding notes, in whole or in part, with cash depending on our financial position at that time or by delivering common shares which would require us to issue shares based on the share price on June 15, 2012, likely resulting in significant dilution to existing shareholders and a potential change of control of the Company which could result in the payment of severance compensation pursuant to change of control agreements with certain employees. See Notes 9 and 13 to the consolidated financial statements.

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

Failure to acquire or invest in another mining project could adversely affect future results including continued listing on the Amex or TSX Venture.

We are actively pursuing alternative mining prospects. However, the identification of a viable mining project takes time, and a substantial amount of management’s attention has been focused on the Brisas arbitration proceeding.  Even if a new mining project is identified, there is no guarantee that we could adequately finance or successfully construct and operate the project. In addition, the Company is subject to a Plan to regain compliance with the continued listing rules of the Amex and is required to maintain compliance with the TSX Venture listing rules. No assurances can be given that the Company will be able to achieve compliance with the Amex Company Guide within the required time frame and/or maintain continued compliance with the TSX Venture Company Manual and, as a result, could be subject to future delisting actions. See Item 1. Business.

Industry competition for new properties could limit the Company’s ability to grow in the future

There is strong competition from other mining companies in connection with the acquisition of future properties considered to have commercial potential. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result, we may be unable to acquire additional mining properties, thereby limiting future growth.

The outcome of the litigation regarding the enjoined hostile takeover bid may adversely affect our business.

In December 2008, the Company filed an action in the Ontario Superior Court of Justice against Rusoro and Rusoro’s financial advisor Endeavour Financial International Corporation (“Endeavour”) seeking an injunction restraining Rusoro and Endeavour from proceeding with an unsolicited offer by Rusoro to acquire all of the Company’s outstanding shares, significant monetary damages, and various other items. Endeavour was the Company’s financial advisor from 2004 until shortly after the commencement of Rusoro’s offer.  The Company was subsequently granted an interlocutory injunction restraining Rusoro and Endeavour from proceeding with any hostile bid until the conclusion and disposition at trial of our original legal action. A subsequent appeal by Rusoro was denied and thereafter Rusoro and Endeavour filed counterclaims against the Company for, among other things, damages of Cdn $102.5 million and $0.5 million, respectively. Our legal action is ongoing and there can be no assurances as to its ultimate outcome, whether Rusoro and or Endeavour will pursue any other legal course of action or, if successful, whether Rusoro will initiate another unsolicited offer for the Company. See Item 3. Legal Proceedings - Litigation.

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

          We cannot predict the size of any such future issuances of securities, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common shares or the fair market value of the notes. Any transaction involving the issuance of previously authorized but unissued shares, or securities convertible into shares, will result in dilution, possibly of a substantial nature, to present and prospective holders of shares and in certain circumstances could result in a Change of Control.

The price and liquidity of our common shares may be volatile.

The market price of our common shares may fluctuate based on a number of factors, some of which are beyond our control, including:

•         the result of our arbitration and litigation proceedings;

•         economic and political developments in Venezuela;

•         our operating performance and financial condition;

•         continued listing of our common shares on Canadian and US stock exchanges;

•         the public’s reaction to announcements or filings by ourselves or other companies;

•         the price of gold and copper and other metal prices, as well as metal production volatility;

•         the arrival or departure of key personnel;

•         acquisitions, strategic alliances or joint ventures involving us or other companies.

Risks inherent in the mining industry could adversely impact future operations.

  Exploration for gold and other metals is speculative in nature, involves many risks and frequently is unsuccessful. As is customary in the industry, not all prospects will be positive or progress to later stages (e.g. the feasibility and permitting stages), therefore, management can give no assurances as to the future success of its efforts to acquire, explore, develop or operate another mining property. Exploration programs entail risks relating to location, metallurgical processes, governmental permits and regulatory approvals and the construction of mining and processing facilities. Development can take a number of years, requiring substantial expenditures and there is no assurance that we will have, or be able to raise, the required funds to engage in these activities or to meet our obligations with respect to the exploration properties in which we may acquire an interest. Any one or more of these factors or occurrence of other risks could cause us not to realize the anticipated benefits of an acquisition of properties or companies.

U.S. Internal Revenue Service designation as a “passive foreign investment company” may result in adverse U.S. tax consequences to U.S. shareholders.

U.S. taxpayers should be aware that we have determined that the Company is a “passive foreign investment company” under Section 1297(a) of the U.S. Internal Revenue Code (a “PFIC”) for the taxable year ended December 31, 2011, and it may be a PFIC for all taxable years prior to the time the Company has income from production activities. We do not believe that any of the Company’s subsidiaries were PFICs as to any shareholder of the Company for the taxable year ended December 31, 2011, however, due to the complexities of the PFIC determination detailed below, we cannot guarantee this belief and, as a result, we cannot determine that the IRS would not take the position that certain subsidiaries are not PFIC’s. The determination of whether the Company and any of its subsidiaries will be a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether the Company and any of its subsidiaries will be a PFIC for any taxable year generally depends on the Company's and its subsidiaries’ assets and income over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Annual Report on Form 10-K. Accordingly, there can be no assurance that the Company and any of its subsidiaries will not be a PFIC for any taxable year.

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

Investors in the U.S. or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against the Company, our directors or executive officers based on civil liability provisions of federal securities laws or other laws of the U.S. or any state thereof or the equivalent laws of other jurisdictions of residence. We are organized under the laws of the Yukon Territory, Canada. Some of our directors and officers, and some of the experts named from time to time in our filings, are residents of Canada or otherwise reside outside of the U.S. and all or a substantial portion of their and our assets, may be located outside of the U.S. As a result, it may be difficult for investors in the U.S. or outside of Canada to bring an action in the U.S. against directors, officers or experts who are not resident in the U.S. It may also be difficult for an investor to enforce a judgment obtained in a U.S. court or a court of another jurisdiction of residence predicated upon the civil liability provisions of Canadian security laws or U.S. federal securities laws or other laws of the U.S. or any state thereof against us or those persons.

Item 1B.       Unresolved Staff Comments- Not Applicable.

Item 2.   Properties

The Company no longer characterizes historically reported mineralization related to the Brisas Project as “reserves”. The information contained in this Annual Report on Form 10-K relating to our past development efforts and reported mineral reserves for the Brisas Project and status of the Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

The Company acquired the Brisas Project and the Choco 5 property in 1992 and 2000, respectively both located in the Guayana region of Bolivar State, Venezuela.  From 1992 to 2008 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project. Management completed an original Bankable Feasibility Study in 2005. In March 2008, we updated the study and prepared a new National Instrument (“NI”) 43-101 report for the Brisas Project. The operating plan as last revised assumed a large open pit mine with projected proven and probable reserves of approximately 10.2 million ounces of gold and 1.4 billion pounds of copper in 483 million tonnes of ore grading 0.66 grams of gold per tonne and 0.13% copper, at a revenue cutoff grade of $3.54 per tonne using a gold price of $470 per ounce and a copper price of $1.35 per pound.

After approval of the Brisas operating plan by the Ministry of Mines and the Environmental and Social Impact Study for infrastructure and service works by the Ministry of Environment in 2003 and early 2007, respectively, the Ministry of Environment issued in March 2007, the Authorization to Affect. Based on the issuance of the Authorization to Affect, we commenced significant pre-construction efforts including accelerating detailed project engineering, hiring senior technical staff and awarding contracts for Brisas site prep, construction camp facilities, processing equipment, early-works construction equipment and various other site equipment totaling approximately $125 million and launched a number of environmental and social initiatives. In order to fund these activities, the Company completed the sale of approximately $183 million of convertible notes and common shares.

In April 2008, Venezuela revoked the Authorization to Affect. This revocation and subsequent improper actions by Venezuela forced the Company to discontinue development of the Brisas Project and exploration of the Choco 5 property. In October 2009 the Company filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”), against Venezuela (“Respondent”) and shortly thereafter, Venezuelan government personnel took physical possession of the property. See Item 3. Legal Proceedings - Arbitration.

The Choco 5 property, a grass–roots gold and other mineral property was subleased from CVG/Minerven. We suspended all Choco 5 exploration activities pending the resolution of the Brisas investment dispute with Venezuela.

In addition to executing its strategy related to the arbitration effort, management has identified a number of potential mineral prospects and has signed or is in the process of signing confidentiality agreements allowing access to the target company’s confidential information regarding the prospect. As with any similarly-situated mining company, we are evaluating multiple prospects at once as these efforts are subject to, among other things, the mineralized potential, the terms of any agreement, the level and quality of previous work completed by the target companies, schedules, weather and geography. Our selection process or criteria, among others, focuses on prospects that are promising, have potential for success and are generally located in politically friendly jurisdictions which have clear and well established mining, tax and environmental laws, an experienced mining authority and are likely to be open pit versus underground prospects.

Item 3.          Legal Proceedings

Arbitration

In October 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID against the Respondent seeking compensation in the arbitration for all of the loss and damage resulting from the Respondent’s wrongful conduct. Gold Reserve alleges violations of three provisions of the Canada-Venezuela BIT culminating in the effective expropriation of Gold Reserve’s sizable investments in the world-class Brisas gold/copper project and the promising Choco 5 property. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). Our claim includes the full market value of the legal rights to develop the Brisas Project at the date of the Tribunal’s decision, the value of the Choco 5 Property and interest on the claim calculated since the loss. Our claim as last updated in our July 2011 Reply totals approximately $2.1 billion which includes interest from April 14, 2008 (the date of the loss) to July 29, 2011 (the date of our last filing) of approximately $400 million.

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

Venezuela has numerous pending arbitration actions being pursued against it at this time before ICSID (See ICSID website-http://icsid.worldbank.org/ICSID/) and has reportedly settled and/or made full or partial payment for damages to a limited number of claimants in past months, although management has no specific information regarding the actual amounts paid or what percentage such payments represented of the original claim against Venezuela. Based on the uncertain nature of arbitration under investment treaties, the timing and the amount of an award or settlement, if any, the likelihood of its collection and the timing thereof cannot be determined at this time.

The Tribunal held its first session with the parties on April 23, 2010 during which time several procedural matters were agreed to, including the time schedule for the Arbitration. In compliance with that schedule, as amended from time to time by the Tribunal, we filed our initial written submission, referred to as the Memorial, on September 24, 2010. On April 14, 2011 the Respondent submitted its reply to the Company’s Memorial, referred to as the Counter-Memorial.

In accordance with the revised procedural calendar, the Company filed its reply on July 29, 2011, updating its claim to $2.1 billion to account for interest from the date of loss accrued since its earlier filing, and on December 8, 2011 the Respondent filed its reply, which was the final filing prior to the oral hearing, which concluded, as scheduled, on February 17, 2012.

The oral hearing, the culmination of an extensive undertaking by the Company’s counsel, technical, legal and financial experts, as well as its employees, focused on the evidentiary record in the case and allowed counsel for both the Company and Venezuela to address the issues of jurisdiction, liability and damages.  The oral hearing also allowed the Tribunal to hear testimony from certain fact and expert witnesses, as well as to address questions to each of the parties.

The Tribunal granted both parties the opportunity to submit a post-hearing brief, to be filed simultaneously, in order to comment in conclusion on the full evidentiary record, as is typically permitted in such arbitrations.  Those briefs are due to be filed by March 16, 2012.  The Tribunal may request further information and in any event may issue its decision thereafter.  It is typical for tribunals in this type of arbitration to require six to eighteen months (the historical average is approximately 1.2 years) to finalize and issue its decision.

The Canada-Venezuela BIT requires as a precondition to bringing an arbitration claim under the Treaty that an investor and any enterprise the investor owns directly or indirectly that has suffered losses that form the basis of a claim by the investor to "waive[ ]  its right to initiate or continue any other proceedings in relation to the measure that is alleged to be in breach of  [the Treaty]  before the courts or tribunals of the Contracting Party concerned or in a dispute settlement procedure of any kind."  As a result, the Company and its relevant subsidiaries waived their right to commence or continue before Venezuelan courts or tribunals with other legal or administrative challenges to the conduct that forms the basis of the ICSID claim, including the revocation of the Authorization to Affect for the properties comprising the Brisas Project and the denial of the extension of the Brisas Alluvial and El Pauji Concessions.

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

On February 15, 2009, Rusoro and Endeavour both served a motion with the Ontario Superior Court of Justice seeking permission to appeal to the Divisional Court the February 10, 2009 order that was granted against them. The Company opposed these motions which were heard in Toronto on April 2, 2009. On April 6, 2009 the permission to appeal was denied.  Rusoro has filed a counterclaim against the Company for, among other things, damages of Cdn $102.5 million allegedly arising from the Company’s successful motion for an interlocutory injunction. Endeavour has filed a $0.5 million counter claim against the Company relating to the lost opportunity to earn a success fee from the successful completion of the Rusoro offer. The Company has developed its strategy for the execution of this action, added two additional defendants, amended the claim for monetary damages and collected all its relevant documents, including electronically stored information and is in the process of proceeding to depositions.

Our counsel with respect to this litigation matter has advised management that it is premature to determine the likely outcome of the litigation with substantial reliability. In the event that one or both defendants prevail with their counterclaims, the Company could be subject to the full amount of the combined damages noted above. However, based on the facts of the case, the activity through the filing date and the overall scope and context of the proceedings, management has concluded, pursuant to the guidance contained in ASC 450-20-50-4, that an estimate of the possible loss or range of loss cannot be made at this time.

Item 4.          (Removed and Reserved)

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

Offer and Listing details

The Class A common shares (symbol “GRZ.V”) of Gold Reserve Inc. are traded in Canada on the TSX Venture. Prior to February 1, 2012, the shares were traded on the TSX. The shares are also traded in the United States on the Amex under the symbol “GRZ.” Neither the Company’s equity units nor the 5.50% convertible notes and the related underlying securities are listed for trading on any exchange.

	TSX VENTURE/TSX		AMEX
	Canadian dollars		U.S. dollars
2012	High	Low	High	Low
March (through 03/14/12)	$3.09	$3.00	$3.14	$2.90
February	3.09	2.73	3.11	2.83
January	3.03	2.69	3.05	2.68

2011
Fourth Quarter	$3.10	$2.35	$3.05	$2.02
Third Quarter	3.10	2.03	3.14	2.10
Second Quarter	2.85	1.61	2.99	1.66
First Quarter	1.88	1.65	1.87	1.67

2010
Fourth Quarter	$1.84	$1.39	$1.84	$1.37
Third Quarter	1.32	0.82	1.28	0.80
Second Quarter	1.25	0.76	1.24	0.71
First Quarter	1.63	1.01	1.58	0.98
11

On March 14, 2012, the closing price for a Class A common share of the Company was Cdn $3.05 per share on the TSX Venture and U.S. $3.00 per share on the Amex. As of March 14, 2012, there were a total of 59,746,472 Class A common shares and 500,236 Class B common shares issued and outstanding. The number of holders of Class A and Class B common shares of record on March 14, 2012 was approximately 809. As of March 14, 2012, based on information received from our transfer agent and other service providers, we believe our common shares are owned beneficially by approximately 7,500 shareholders.

We have not declared or paid any dividends on our common shares since 1984. We intend to retain earnings from operations, if any, to finance the growth and development of our business and do not intend to pay cash dividends on the common shares in the foreseeable future, except in the case of a significant arbitral award. The payment of future cash dividends, if any, will be reviewed periodically by the Board of Directors and will depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, tax considerations and other factors.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of the Company, other than a Canadian withholding tax.  See “Certain Canadian Income Tax Considerations for U.S. Residents,” below.

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

Generally, (a) a person’s Class A common shares will not constitute “taxable Canadian property” at a particular time provided that the common shares are listed on a “designated stock exchange” (which currently includes the TSX Venture) at that time and at all times in the 60 months preceding the particular time, (i) neither the person nor one or more other persons with whom the first person does not deal at arm’s length, alone or in any combination, held, directly or indirectly, 25% or more of the issued shares of any class in the capital stock of Gold Reserve, or (ii) more than 50% of the fair market value of the share was not derived directly or indirectly from one or any combination of (A) real or immovable property situated in Canada, (B) Canadian resource properties, (C) timber resource properties and (D) options in respect of, or interests in, or for civil law rights in, property described in any of (A), (B) and (C), whether or not the property existed, and (b) a person’s Class B common shares will not constitute “taxable Canadian property” at a particular time provided that at all times in the 60 months preceding the particular time,  more than 50% of the fair market value of the share was not derived directly or indirectly from one or any combination of property described in any of (A), (B), (C) and (D) above, whether or not the property existed.

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

Item 6.          Selected Financial Data

	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS
Other Income (Loss)	$ 2,358,514	$ 1,355,874	$ (299,808)	$ 1,142,505	$ 7,425,383
Expenses
Corporate general and administrative	$ 6,625,793	$ 3,288,691	$ 4,559,721	$ 7,707,545	$ 12,983,822
Venezuelan expenses	1,285,368	1,714,543	3,600,648	5,030,541	4,635,784
Corporate communications	620,705	525,658	753,737	1,043,227	977,454
Legal and accounting	518,216	446,611	1,320,855	1,035,065	781,243
	9,050,082	5,975,503	10,234,961	14,816,378	19,378,303

Equipment holding costs	1,669,254	1,567,181	401,336	15,000
Write-down of machinery & equipment	1,881,959	2,518,796
Arbitration	6,659,359	6,289,647	673,592
Takeover defense			1,330,366	5,271,360
Loss before interest expense, income tax and extraordinary item	(16,902,140)	(14,995,253)	(12,940,063)	(18,960,233)	(11,952,920)

Interest expense	(6,710,253)	(6,641,877)	(1,283,349)	(224,139)	(1,416,347)
Income tax benefit (expense)			27,496	9,969	(458,573)
Loss before extraordinary item	(23,612,393)	(21,637,130)	(14,195,916)	(19,174,403)	(13,827,840)

Extraordinary loss on expropriation			(85,833,897)
Net loss	$(23,612,393)	$(21,637,130)	$(100,029,813)	$(19,174,403)	$(13,827,840)
Net loss per share - basic and diluted	$ (0.40)	$ (0.37)	$ (1.75)	$ (0.34)	$ (0.28)

Note:    In 2011, the Company changed its basis of accounting and financial reporting from Canadian GAAP to US GAAP.  Balance sheet, Statement of operations and Statement of cash flows amounts for the years prior to 2011 have been restated to be comparative with the 2011 presentation.

BALANCE SHEET
Cash and cash equivalents, marketable securities, restricted cash	$ 58,569,641	$ 60,450,401	$ 81,226,435	$110,402,599	$151,748,690
Property, plant and equipment, net (1)	19,125,626	28,503,330	38,122,102	111,643,851	85,659,483
Total assets	78,340,069	98,430,366	119,915,020	224,125,887	238,933,716
Convertible notes (2)	101,833,491	100,754,404	99,741,722	99,761,262	98,576,245
Total liabilities	104,144,167	102,622,104	103,766,275	110,439,641	108,848,285
Total shareholders’ equity (deficit)	(25,804,098)	(4,191,738)	16,148,745	113,686,246	130,085,431

(1) Includes approximately $19 million related to Brisas Project equipment management intends to dispose of in the future.

(2) Face value of outstanding convertible notes is approximately $102.3 million. See Note 13 to the consolidated financial statements.

STATEMENT OF CASH FLOWS
Net cash used in operating activities	$(17,899,443)	$(20,428,684)	$(15,094,862)	$(14,072,951)	$(6,943,156)
Net cash provided by (used in) investing activities	17,375,240	17,608,688	(15,084,326)	10,669,204	(96,530,119)
Net cash provided by (used in) financing activities	15,095	43,661	(408,166)	273,338	172,779,163

Item 7.          Management’s Discussion and Analysis of Financial Condition
                      and Results of Operations

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, dated March 14, 2012 is intended to assist in understanding and assessing our results of operations and financial condition and should be read in conjunction with the consolidated financial statements and related notes.

The Company no longer characterizes historically reported mineralization related to the Brisas Project as “reserves”. The information contained in this Annual Report on Form 10-K relating to our past development efforts and reported mineral reserves for the Brisas Project and status of the Choco 5 property are presented only for informational and historical purposes and should not be construed as an indication of our expectations regarding the future development and operation of these properties or the outcome of the arbitration proceedings.

Gold Reserve, an exploration stage company, is engaged in the business of acquiring, exploring and developing mining projects. The Company acquired the Brisas Project and the Choco 5 property in 1992 and 2000, respectively, both located in the Guayana region of Bolivar State, Venezuela.  From 1992 to 2008 we focused substantially all of our management and financial resources on the development of the Brisas Project.  (See Item 2. Properties)

After approval of the Brisas operating plan by the Ministry of Mines and the Environmental and Social Impact Study of the infrastructure and service works by the Ministry of Environment in 2003 and early 2007, respectively, the Ministry of Environment issued in March 2007, the Authorization to Affect. Based on the issuance of the Authorization to Affect, we commenced significant pre-construction efforts including accelerating detailed project engineering, hiring senior technical staff and awarding contracts for Brisas site prep, construction camp facilities, processing equipment, early-works construction equipment and various other site equipment and launched a number of environmental and social initiatives. In order to fund these activities, the Company completed the sale of approximately $180 million in debt and common shares.

In April 2008, Venezuela revoked the Authorization to Affect. This revocation and subsequent improper actions by Venezuela forced the Company to discontinue development of the Brisas Project and exploration of the Choco 5 property.  (See Item 3. Legal Proceedings - Arbitration)

In October 2009 we filed a Request for Arbitration under the Additional Facility Rules of ICSID, against the Respondent seeking compensation in the arbitration for all of the loss and damage resulting from the Respondent’s wrongful conduct. Gold Reserve alleges violations of three provisions of the Canada-Venezuela BIT culminating in the effective expropriation of Gold Reserve’s sizable investments in the world-class Brisas Project and the promising Choco 5 property. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). Our claim includes the full market value of the legal rights to develop the Brisas Project, the value of the Choco 5 Property and interest on the claim calculated since the loss of approximately $400 million (as of July 2011) which, as revised, totals an estimated $2.1 billion. The Company is well advanced in the arbitration process, with the oral hearing recently completed, as scheduled, on February 17, 2012.

The oral hearing was the culmination of an extensive undertaking by the Company’s counsel, technical, legal and financial experts, as well as its employees which focused on the evidentiary record in the case and allowed counsel for both the Company and Venezuela to address the issues of jurisdiction, liability and damages.  The oral hearing also allowed the arbitral tribunal to hear testimony from certain fact and expert witnesses, as well as to address questions to each of the parties.

The Tribunal granted both parties the opportunity to submit a post-hearing brief, to be filed simultaneously, in order to comment in conclusion on the full evidentiary record, as is typically permitted in such arbitrations.  Those briefs are due to be filed by March 16, 2012.  The Tribunal may request additional information from the parties and in any event may issue its decision thereafter.  It is typical for tribunals in this type of arbitration to require six to eighteen months (the historical average is approximately 1.2 years) to finalize and issue its decision.

In December 2008, Rusoro (advised by Endeavour, Gold Reserve’s financial advisor from 2004 until shortly after the commencement of Rusoro’s offer) commenced an unsolicited offer to acquire all of the outstanding shares of the Company. The Ontario Superior Court of Justice subsequently granted an interlocutory injunction in February 2009, restraining Rusoro and Endeavour from proceeding until the disposition at trial of the action commenced by the Company. Rusoro and Endeavour have filed counterclaims against the Company for Cdn $102.5 million and $0.5 million, respectively. (See Item 3. Legal Proceedings - Litigation)

Our counsel with respect to this litigation matter has advised management that it is premature to determine the likely outcome of the litigation with substantial reliability. In the event that one or both defendants prevail with their counterclaims, the Company could be subject to the full amount of the combined damages noted above. However, based on the facts of the case, the activity through the filing date and the overall scope and context of the proceedings, management has concluded, that an estimate of the possible loss or range of loss cannot be made at this time.

In June 2011, the Company was advised by the NYSE Amex (the “Amex”) that it intended to delist the Company’s common shares. The seizure of the Brisas Project by the Venezuelan authorities in October 2009, led the Amex to conclude that the Company “no longer complied” with the Amex’s continued listing rules. The Company appealed the Amex’s decision and in October 2011, the Company received notice that the Amex had accepted the Company’s plan to regain compliance with the Amex’s listing standards (the “Plan”) by a targeted completion date of December 20, 2012. During this time the Company’s listing is being continued pursuant to an extension.

The Plan provides for an 18 month schedule (starting from the initial date of notice of non-compliance, June 20, 2011) whereby the Company expects to obtain a working interest in one or more acceptable mineral exploration properties with commensurate exploration expenditures made thereon.  The Company will continue to provide the Amex staff with updates relative to the initiatives detailed in the Plan, including the specific milestones to be met by July 31, 2012, and December 20, 2012. There can be no assurance that the Company will be able to achieve compliance within the required time frame, and if the Company is not able to achieve compliance as outlined in the Plan or otherwise show progress consistent with the Plan, the Company will remain subject to delisting procedures as set forth in the Company Guide.

In November 2011, the Company was similarly advised by the Toronto Stock Exchange (the “TSX”) that it also intended to delist the Company’s common shares because, in its opinion, the Company “no longer complied” with its original listing rules as a result of the seizure of the Brisas Project. Although the Company appealed the TSX’s original determination, submitting a plan similar to that approved by the Amex, the Company’s plans were not sufficiently advanced for the TSX to grant the Company additional time to regain compliance. As a result, trading of the Company’s common shares (symbol “GRZ.V”) moved from the TSX to the TSX Venture beginning February 1, 2012.

In addition to executing its strategy related to the arbitration effort, management has identified a number of potential mineral prospects and has signed or is in the process of signing confidentiality agreements allowing access to the target company’s confidential information regarding such prospects. As with any similarly-situated mining company, we are evaluating multiple prospects at once as these efforts are subject to, among other things, the mineralized potential, the terms of any agreement, the level and quality of previous work completed by the target companies, schedules, weather and geography. Our selection process or criteria, among others, focuses on prospects that are promising and have potential for success and generally located in a politically friendly jurisdiction which has clear and well established mining, tax and environmental laws, an experienced mining authority and likely to be an open pit versus an underground prospect.

A determining factor in the Company’s current financial position and continuing results of operations is the substantial operating deficits and project development costs incurred since 1992, the issuance of $183 million of convertible notes and common shares and the acquisition of approximately $125 million of equipment subsequent to the issuance of the  Authorization to Affect, the termination of the development of Brisas and Choco 5, as a result of the seizure of the Brisas Project, the ongoing ICSID arbitration, the write-down of previously capitalized costs and equipment associated with the project development and the ongoing disposal of such equipment.

Our objectives continue to be: (1) obtain a working interest in one or more acceptable mineral exploration properties; (2) diligently pursue the arbitration claim against Venezuela and minimize costs to the extent possible; (3) pursue an amicable settlement with Venezuela that may include a monetary agreement and/or project participation; (4) dispose of remaining assets previously purchased for the Brisas Project; and (5) evaluate the Company’s options to redeem, restructure or otherwise modify the terms of the 5.50% convertible notes, the outcome of which, among other things, is subject to the sale of the Brisas Project assets.

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

Commencing in 2011, the Company changed its basis of accounting and financial reporting from Canadian GAAP to US GAAP.  The Company accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the years ended December 31, 2010 and 2009 were restated accordingly.  The Company has only one operating segment, the exploration and development of mineral properties.

The expense categories shown in the consolidated statements of operations were reclassified in 2010 to better present the current operations of the Company. As a result, expenses for the year ended December 31, 2009 have been reclassified to be comparative with the December 31, 2011 and 2010 presentation. These reclassifications had no effect on previously reported results of operations.

Forward-looking statements, which reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Part I - Item 1A. Risk Factors” of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Part II - Item 6. Selected Financial Data” and the consolidated financial statements and related notes.

Investors are urged to read our filings with U.S. and Canadian securities regulatory agencies, which can be viewed on-line at www.sec.gov, www.sedar.com or at the Company’s website, www.goldreserveinc.com  which also includes the Company’s corporate governance policies. Additionally, you can request a copy of any of these documents directly from us.

Liquidity and Capital Resources

Summary

At December 31, 2011, the Company had cash and cash equivalents of approximately $57.7, million which represents a decrease from December 31, 2010 of approximately $0.5 million. The net decrease was primarily due to cash used by operations of $17.9 million offset by proceeds from sales of equipment of $16.5 million and net proceeds from marketable securities transactions of $1.0 million. The components of changes in cash are more fully described in the “Operating,” “Investing” and “Financing” Activities section below.

	2011	2010	Change
Cash and cash equivalents	$ 57,677,370	$ 58,186,478	$ (509,108)

As of December 31, 2011, our total financial resources, which include cash and cash equivalents, marketable securities and assets held for sale (which were liquidated in the first quarter of 2012), totaled approximately $59 million. In addition to these financial resources, the Company holds Brisas Project related equipment that it intends to dispose of in 2012. This equipment is carried on the balance sheet (as property, plant and equipment and assets held for sale) at its estimated fair value of approximately $19 million.

The primary future obligation of the Company is the $103.5 million 5.50% convertible notes which may be settled in cash or common shares in the event the holder chooses the one-time option to put the notes back to the Company for repurchase on June 15, 2012. See Note 13 to the consolidated financial statements and Contractual Obligations below. With the ability to settle any request for redemption of the convertible notes with common shares, we believe that cash and investment balances and funds available from potential future equipment sales will be sufficient to enable us to fund our activities through 2013. As of March 14, 2012, we had approximately $56 million in cash and investments, which are held primarily in US dollar denominated accounts.

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

Operating Activities

Cash flow used by operating activities for 2011 was approximately $17.9 million, compared to $20.4 million in 2010. Cash flow used by operating activities consists of net operating losses (the components of which are more fully discussed below in “Results of Operations”) adjusted for certain non-cash income and expense items primarily related to gains on sale of equipment and marketable securities, accretion of convertible notes, the write-down of Brisas Project assets, stock options and common shares issued in lieu of cash compensation and certain non-cash changes in working capital. Cash flow used by operating activities during 2011 decreased from 2010 by approximately $2.5 million primarily due to the net change in accounts payable and accrued expenses principally influenced by the timing of year over year payments to counsel and experts connected with the arbitration.

Investing Activities

In 2011, net cash provided by investing activities amounted to $17.4 million, a decrease of $0.2 million compared to 2010.

	2011	Change	2010	Change	2009
Net proceeds (purchases) of marketable securities	$ 968,177	$ (9,162,466)	$ 10,130,643	$ 18,173,275	$ (8,042,632)
Purchase of property, plant and equipment	(50,478)	9,446,214	(9,496,692)	8,274,749	(17,771,441)
Proceeds from sale of equipment	16,457,541	7,542,926	8,914,615	1,617,017	7,297,598
Decrease in restricted cash	-	(9,489,777)	9,489,777	1,469,882	8,019,895
Capitalized interest on convertible debt	-	-	-	4,542,802	(4,542,802)
Other	-	1,429,655	(1,429,655)	(1,384,711)	(44,944)
	$ 17,375,240	$ (233,448)	$ 17,608,688	$ 32,693,014	$ (15,084,326)

The change in marketable securities primarily relates to changes in debt securities which were purchased in 2009 and matured in 2010. Changes in property, plant and equipment mainly relate to contractual purchases of equipment entered in 2007 and paid when the equipment was manufactured and delivered to the Company in 2010 and 2009. Likewise, proceeds from the sale of equipment relates to the subsequent disposal of such equipment.  In connection with a portion of the Brisas Project equipment commitments, we opened an irrevocable standby letter of credit with a Canadian chartered bank, secured by cash, which was recorded on the balance sheet as restricted cash. During 2010, the Company made its final payments on the commitments covered under the letter of credit and accordingly, as of December 31, 2010 the Company had no restricted cash. Prior to October 2009, we capitalized interest expense related to our convertible notes. After Venezuela seized physical control of the Brisas Project in October 2009, we expensed interest charges related to the convertible notes. Included in interest expense are amounts related to the accretion of the notes to their face value. See Note 13 to the consolidated financial statements.

Financing Activities

The Company had no significant financing activities in 2011 and 2010. Net proceeds from the issuance of common shares have been limited over the last three years and relate to the exercise of employee stock options. The repurchase of convertible notes relates to the purchase or settlement of approximately $0.02 million and $1.1 million (face value) of convertible notes in 2011 and 2009, respectively. See Note 13 to the consolidated financial statements and Contractual Obligations below.

	2011	Change	2010	Change	2009
Net proceeds from issuance of common shares	$15,778	$(27,883)	$43,661	$36,573	$7,088
Repurchase of convertible notes	(683)	(683)	-	415,254	(415,254)
	$15,095	$(28,566)	$43,661	$451,827	$(408,166)

Results of Operations

Summary

Consolidated net loss for the year ended December 31, 2011 was approximately $23.6 million, or $0.40 per share, compared to a net loss for the year ended December 31, 2010 of $21.6 million, or $0.37 per share, an increase of approximately $2.0 million. In 2009, subsequent to the seizure of the Brisas Project by the Venezuelan government, we recorded an $85.8 million non-cash expense adjustment related to the carrying value of the project assets and the value of certain processing and related equipment. Excluding the extraordinary loss on expropriation of assets of $85.8 million, the net loss increased from 2009 to 2010 approximately $7.4 million.

	2011	Change	2010	Change	2009
Other Income (Loss)	$ 2,358,514	$ 1,002,640	$ 1,355,874	$ 1,655,682	$ (299,808)
Total Expenses	(25,970,907)	(2,977,903)	(22,993,004)	76,737,001	(99,730,005)
Net Loss	$ (23,612,393)	$ (1,975,263)	$ (21,637,130)	$ 78,392,683	$ (100,029,813)

Other Income

We have no commercial production at this time and, as a result, other income is often variable from period to period due to one-time or otherwise variable sources of income. In 2011, gains on disposition of marketable securities and sales of equipment increased $0.5 million and $1.0 million, respectively, but were partially offset by a decrease in interest income of $0.1 million due to lower levels of invested cash. Additionally, the Company’s 2010 other income included a one-time gain on the disposition of subsidiaries.

In 2010, the increase in other income was primarily attributable to gains on sales of equipment after incurring losses on sales of equipment in 2009.  This increase was partially offset by reductions in gains on sales of marketable securities of $2.0 million. In addition, the Company recorded a $0.5 million gain on the disposition of equity interests in two previously consolidated subsidiaries and gains on extinguishment of debt decreased $0.6 million due to the absence of any re-purchases of the Company’s convertible notes.

	2011	Change	2010	Change	2009
Interest	$ 116,956	$ (125,214)	$ 242,170	$ (46,782)	$ 288,952
Gain on disposition of marketable securities	772,698	531,077	241,621	(2,033,227)	2,274,848
Gain (loss) on sale of equipment	1,460,727	1,041,314	419,413	3,842,957	(3,423,544)
Gain on sale of subsidiaries	-	(474,577)	474,577	474,577	-
Gain on extinguishment of debt	1,304	1,304	-	(554,507)	554,507
Foreign currency gain (loss)	6,829	28,736	(21,907)	(27,336)	5,429
	$ 2,358,514	$ 1,002,640	$ 1,355,874	$ 1,655,682	$ (299,808)

Expenses

   Core operating expenses (corporate general and administrative, Venezuela expenses, corporate communications and legal and accounting) increased approximately $3.1 million and decreased approximately $4.3 million for the years ended December 31, 2011 and 2010, respectively. Substantially all of the increase in corporate general and administrative and corporate communications expense for the year ended December 2011 is a result of non-cash charges associated with the issuance of stock options (primarily in the first quarter of 2011) and to a lesser degree restricted shares. For the year ended December 2010, the change was primarily a result of reductions related to both the number of personnel and compensation related items, fees associated with consultants and other discretionary costs.

Approximately 2.6 million share purchase options expired in 2010 and were returned to the Company’s equity incentive plans. During the first quarter of 2011, the Company granted approximately 2.8 million options which vest over three years and in the second quarter of 2011 the Company issued 950,000 options which vest upon a settlement or an award related to the arbitration against Venezuela. During 2011 and 2010, new options totaling 3,793,000 and 0, respectively were granted. Pursuant to TSX Venture rules the plans must be re-approved by Shareholders every year. Previous to February 1, 2012, the Plans were subject to Toronto Stock Exchange rules which required approval every three years. On June 10, 2011 the Venezuelan Plan was suspended and further grants from the 1997 Plan will be suspended after June 10, 2012 until re-approved by Shareholders. (See Note 9 to the consolidated financial statements)

Pursuant to generally accepted accounting principles, the Company records a non-cash expense associated with the issuance of options using the fair value method of accounting which is computed using the Black-Scholes method and expensed over the vesting period of the option.  Accounting rules do not provide for the recovery of previously expensed amounts associated with expired share purchase options.

The Company recorded non-cash compensation expense during 2011 and 2010 of $2.7 million and $0.1 million, respectively, for stock options granted in 2011 and prior periods. The options granted in the second quarter had an estimated fair market value of $0.7 million at the date of grant; however, the Company does not currently record an expense for these options and will only record an expense in the event it becomes probable the options will vest. As of December 31, 2011, compensation expense of $1.1 million related to unvested options remains to be recognized over the remaining vesting period.

Non-core operating expenses decreased approximately $0.1 million and increased approximately $13.4 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 2011, the change was primarily a result of reductions in charges related to equipment write-downs partially offset by an increase in costs associated with the arbitration proceedings, as well as a slight increase in costs associated with holding and maintaining equipment.

For the year ended December 2010, the change was primarily a result of a substantial increase in costs associated with the arbitration proceedings as well as increases in costs associated with holding and maintaining equipment, write-down of machinery and equipment and interest expenses (previously capitalized) partially offset by a reduction of costs associated with the defense of an unsolicited takeover bid.

Overall, total expenses excluding extraordinary loss on expropriation increased by approximately $2.9 million and $9.1 million for the years ended December 31, 2011 and 2010, respectively.

CORE	2011	Change	2010	Change	2009
Corporate general and administrative	$6,625,793	$ 3,337,102	$3,288,691	$ (1,271,030)	$ 4,559,721
Venezuela expenses	1,285,368	(429,175)	1,714,543	(1,886,105)	3,600,648
Corporate communications	620,705	95,047	525,658	(228,079)	753,737
Legal and accounting	518,216	71,605	446,611	(874,244)	1,320,855
	9,050,082	3,074,579	5,975,503	(4,259,458)	10,234,961
NON-CORE
Equipment holding costs	1,669,254	102,073	1,567,181	1,165,845	401,336
Write-down of machinery & equipment	1,881,959	(636,837)	2,518,796	2,518,796	-
Arbitration	6,659,359	369,712	6,289,647	5,616,055	673,592
Takeover defense	-	-	-	(1,330,366)	1,330,366
Interest expense	6,710,253	68,376	6,641,877	5,358,528	1,283,349
Income tax benefit	-	-	-	27,496	(27,496)
	16,920,825	(96,676)	17,017,501	13,356,354	3,661,147

	25,970,907	2,977,903	22,993,004	9,096,896	13,896,108

Extraordinary loss on expropriation	-	-	-	(85,833,897)	85,833,897
Total expenses for the period	$25,970,907	$2,977,903	$22,993,004	$(76,737,001)	$99,730,005

Future expenditures associated with corporate general and administrative, corporate communications and legal and accounting are expected to decline, while we expect Venezuelan expenses to decline considerably from the amounts recorded in 2011. Costs associated with the arbitration are expected to decline as we incurred a substantial portion of the expected costs upfront prior to the oral hearings which took place in February 2012. Equipment write-downs are expected to be negligible while equipment holding costs will continue until we are able to dispose of Brisas Project related equipment.  Interest expense, which was previously capitalized and comprised of approximately $5.6 million of actual interest paid plus an amount related to accretion of the face value of the convertible notes, is expected to stay at substantially the same level as 2011, unless the notes are converted by the holders or otherwise redeemed by the Company.

Critical Accounting Estimates

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management considers the sum of the expected future net cash flows to be generated from the use or disposition of a long-lived asset (undiscounted and without interest charges) and compares that to its carrying value and if such expected future net cash flows are less than the carrying value an impairment loss is recognized and the asset is written down to fair value. Fair value is generally determined by discounting estimated cash flows, using quoted market prices where available or making estimates based on the best information available. In 2009, subsequent to the loss of control and physical access to the Brisas Project, we recorded a non-cash adjustment of approximately $85 million related to the carrying value of Brisas Project assets including an adjustment of approximately $14.5 million for the estimated net realizable value of certain processing and related equipment. In 2011 and 2010, we recorded additional write-downs of some of this processing and related equipment to revised estimates of net realizable value. Management makes no assurances that the estimated net realizable value of the remaining processing and related equipment can be disposed of for its recorded estimated value. See Note 7 to the consolidated financial statements.

The fair value of the Company’s convertible notes is accreted to the face value of the notes using the effective interest rate method over the expected life of the notes, with the resulting charge recorded as interest expense. The expected life of the notes is an estimate and is subject to change, if warranted by facts and circumstances related to the potential early redemption of the notes by either the Company or the holders. At December 31, 2008, we revised our estimate of the expected life of the notes to June 15, 2012 and adjusted the carrying value accordingly. See Consolidated Balance Sheets - Convertible Notes and Note 13 to the consolidated financial statements.  The adjusted carrying value was calculated by computing the present value of estimated future interest and principal payments at the original effective interest rate. As a result of this change, the carrying value of the notes increased by approximately $1.1 million with a corresponding increase in capitalized interest and accretion.

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

The Company uses the fair value method of accounting for stock options. The fair value is computed using the Black-Scholes method which utilizes estimates that affect the amounts ultimately recorded as stock based compensation. See Note 9 to the consolidated financial statements.

Significant Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2011. The more significant accounting policies are as follows:

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

Measurement Uncertainty. Any operations we may have are subject to the effects of changes in legal, tax and regulatory regimes, political, labor and economic developments, social and political unrest, currency and exchange controls,  import/export restrictions and government bureaucracy in the countries in which we operate. The realizable value of the remaining processing and related equipment recorded in the consolidated financial statements may be different than management’s current estimate. See Note 7 to the consolidated financial statements. The Company operates and files tax returns in a number of jurisdictions. The preparation of such tax filings requires considerable judgment and the use of assumptions. Accordingly, the amounts reported could vary in the future.

Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears herein.

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

Contractual Obligations

The following table sets forth information on the Company’s material contractual obligation payments for the periods indicated as of December 31, 2011:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Convertible Notes(1)	$102,347,000	–	–	–	$102,347,000
Interest	59,105,393	$5,629,085	$11,258,170	$11,258,170	30,959,968
	$161,452,393	$5,629,085	$11,258,170	$11,258,170	$133,306,968

1         In May 2007, the Company issued $103,500,000 aggregate principal amount of its 5.50% convertible notes. As of December 31, 2011, $102,347,000 remains outstanding. The notes pay interest semi-annually and are due on June 15, 2022.  The notes are recorded on the balance sheet at amortized cost of approximately $101.8 million. Subject to certain conditions, the notes may be converted into Class A common shares of the Company, redeemed or repurchased.

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

At any time until June 15, 2012, the Company may redeem the notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest if the closing sale price of the Common Shares is equal to or greater than 150% of the conversion price then in effect and the closing price for the Company’s Common Shares has remained above that price for at least 20 trading days in the period of 30 trading days preceding the Company’s notice of redemption. Beginning on June 16, 2012, the Company may, at its option, redeem all or part of the notes for cash at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest.

The convertible notes are trading in the gray market often at a significant (15% to 25%) discount to face value. The terms of the indenture provide that the Company may repurchase the convertible notes in open market purchases or negotiated transactions. As of December 31, 2011, $1,153,000 face value of convertible notes have been settled in cash or repurchased by the Company at a total cost of $0.45 million. The covenants contained in the 5.50% convertible note indenture are limited to administrative issues such as payments of interest, maintenance of office or agency location, delivery of reports and other related issues. Likewise, events of default are defined as failure to pay interest and principal amounts when due, default in the performance of covenants, failure to convert notes upon holder’s exercise of conversion rights and similar provisions or the Company’s failure to give notice of a fundamental change which is generally defined as events related to a change of control in the Company. In the event of a change of control of the Company, the Company will be required to offer to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest with cash or Common Shares unless there has occurred and is continuing certain events of default under the Company’s indenture.

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

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

The carrying amounts for cash and cash equivalents, marketable securities, deposits, advances and other, accrued interest and accounts payable and accrued expenses on the balance sheet approximate fair value because of the immediate or short-term maturity of these instruments. Fair value estimates are made at the balance sheet date based on relevant market information but involve uncertainties and therefore cannot be determined with precision. The Company currently does not enter into any hedging transactions. The Company is exposed to various risks including credit risk, liquidity risk, currency risk and interest rate risk as described below which are substantially the same as the preceding period:

a)              Credit risk is the risk that a counterparty will fail to meet its obligations to the Company. The Company’s primary exposure to credit risk is through its cash and cash equivalents. The Company holds its cash and cash equivalents in major Canadian and U.S. financial institutions primarily in US Dollar denominated accounts.

b)              Liquidity risk is the risk that an entity will encounter difficulty in meeting its obligations associated with its financial liabilities. The Company has historically managed this risk by maintaining adequate cash balances through equity and debt offerings to meet its current and foreseeable obligations. The following table presents the Company’s payments due on accounts payable and accrued expenses and its undiscounted interest and principal payments due on its convertible notes if the notes were to reach their contractual maturity date of June 15, 2022. (See Note 13)

Payments due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
A/P and accruals	$ 2,076,131	$ 2,076,131	–	–	–
Interest	59,105,393	5,629,085	$ 11,258,170	$ 11,258,170	$ 30,959,968
Principal	102,347,000	–	–	–	102,347,000
Total	$ 163,528,524	$ 7,705,216	$ 11,258,170	$ 11,258,170	$ 133,306,968

c)              The Company is subject to currency risk mainly due to its activities in Venezuela, which are limited. Transactions denominated in foreign currency are exposed to exchange rate fluctuations which have an impact on the statement of operations.  The Company’s cash and other monetary assets and liabilities that are held in Venezuelan and Canadian currency are subject to fluctuations against the US dollar. A 10% weakening of those currencies against the US dollar would have increased (decreased) the Company’s net gain from the translation of foreign currency denominated financial instruments, for the years ended December 31, 2011 and 2010, by the amounts shown below.

	2011	2010
Venezuelan Bolívar	$63,335	$(38,365)
Canadian Dollar	8,798	(11,363)
Total	$72,133	$(49,728)

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

Item 8.          Financial Statements and Supplementary Data

Management’s Report

To the Shareholders of Gold Reserve Inc.

The accompanying consolidated financial statements of the Company were prepared by management in accordance with accounting principles generally accepted in the United States, consistently applied and within the framework of the summary of significant accounting policies in these consolidated financial statements. Management is responsible for all information in the Annual Report on Form 10-K. All financial and operating data in the Annual Report on Form 10-K is consistent, where appropriate, with that contained in the consolidated financial statements.

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

/s/ Rockne J. Timm                                                                                                     /s/ Robert A. McGuinness

   Chief Executive Officer                                                                                              Vice President–Finance and CFO

    March 14, 2012                                                                                                           March 14, 2012

March 14, 2012

Independent Auditor’s Report

To the Shareholders of Gold Reserve Inc.

We have completed an integrated audit of Gold Reserve Inc.’s (“Gold Reserve”) December 31, 2011 consolidated financial statements and its internal control over financial reporting as at December 31, 2011 and an audit of its 2010 consolidated financial statements. Our opinions, based on our audits, are presented below.

Report on the consolidated financial statements

We have audited the accompanying consolidated financial statements of Gold Reserve, which comprise of the consolidated balance sheets as at December 31, 2011 and 2010 and the consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and the consolidated statements of operations, comprehensive loss and cash flows, for the period from January 1, 2010 to December 31, 2011 and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

Management’s responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to Gold Reserve’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the consolidated financial statements.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Gold Reserve as at December 31, 2011 and 2010, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and the period from January 1, 2010 to December 31, 2011 in accordance with accounting principles generally accepted in the United States of America.

Report on internal control over financial reporting

We have also audited Gold Reserve’s internal control over financial reporting as at December 31, 2011 based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s responsibility for internal control over financial reporting

Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of the 2011 10-K: Report of Management on Internal Control over Financial Reporting.

Auditor’s responsibility

Our responsibility is to express an opinion on Gold Reserve’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.

We believe that our audit provides a reasonable basis for our audit opinion on Gold Reserve’s internal control over financial reporting.

Definition of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Gold Reserve; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Gold Reserve are being made only in accordance with authorizations of management and directors of Gold Reserve; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Gold Reserve’s assets that could have a material effect on the financial statements.

Inherent limitations

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Opinion

In our opinion, Gold Reserve maintained, in all material respects, effective internal control over financial reporting as at December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants

Vancouver, British Columbia

GOLD RESERVE INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Expressed in U.S. dollars)

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents (Note 4)	$57,677,370	$58,186,478
Assets held for sale (Note 7)	450,000	7,968,813
Marketable securities (Note 5)	892,271	2,263,923
Deposits, advances and other	194,802	1,507,822
Total current assets	59,214,443	69,927,036
Property, plant and equipment, net (Note 7)	19,125,626	28,503,330
Total assets	$78,340,069	$98,430,366
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,076,131	$1,633,150
Accrued interest	234,545	234,550
Total current liabilities	2,310,676	1,867,700

Convertible notes (Note 13)	101,833,491	100,754,404
Total liabilities	104,144,167	102,622,104

Measurement uncertainty (Note 1)

SHAREHOLDERS' EQUITY

Serial preferred stock, without par value

Authorized:

Unlimited

Issued:

None

Common shares and equity units

244,023,265

243,582,458

Class A common shares, without par value

Authorized:

Unlimited

Issued and outstanding:

2011…59,043,972

2010…58,769,851

Equity Units

Issued and outstanding:

2011…500,236

2010…500,236

Contributed Surplus

5,171,603

5,171,603

Stock options (Note 9)

17,143,278

14,518,570

Accumulated deficit

(292,183,986)

(268,571,593)

Accumulated other comprehensive income

41,742

1,217,915

KSOP debt (Note 8)

–

(110,691)

Total shareholders' deficit

(25,804,098)

(4,191,738)

Total liabilities and shareholders' deficit

$

78,340,069

$

98,430,366

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors:

            s/ Chris D. Mikkelsen                                        s/ Patrick D. McChesney

GOLD RESERVE INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Expressed in U.S. dollars)

					January 1, 2010
	For the Years Ended December 31,				through
	2011	2010	2009		December 31, 2011
OTHER INCOME (LOSS)
Interest	$116,956	$242,170	$288,952		$359,126
Gain on disposition of marketable securities	772,698	241,621	2,274,848		1,014,319
Gain (loss) on sale of equipment	1,460,727	419,413	(3,423,544)		1,880,140
Gain on sale of subsidiaries (Note 10)	–	474,577	–		474,577
Gain on extinguishment of debt	1,304	–	554,507		1,304
Foreign currency gain (loss)	6,829	(21,907)	5,429		(15,078)
	2,358,514	1,355,874	(299,808)		3,714,388
EXPENSES
Corporate general and administrative	6,625,793	3,288,691	4,559,721		9,914,484
Venezuelan operations	1,285,368	1,714,543	3,600,648		2,999,911
Equipment holding costs	1,669,254	1,567,181	401,336		3,236,435
Write-down of machinery and equipment	1,881,959	2,518,796	–		4,400,755
Corporate communications	620,705	525,658	753,737		1,146,363
Legal and accounting	518,216	446,611	1,320,855		964,827
Arbitration (Note 3)	6,659,359	6,289,647	673,592		12,949,006
Takeover defense	–	–	1,330,366		–
	19,260,654	16,351,127	12,640,255		35,611,781
Loss before interest expense, income tax and extraordinary item	(16,902,140)	(14,995,253)	(12,940,063)		(31,897,393)

Interest expense	(6,710,253)	(6,641,877)	(1,283,349)		(13,352,130)
Loss before income tax and extraordinary item	(23,612,393)	(21,637,130)	(14,223,412)		(45,249,523)

Income tax benefit	–	–	27,496		–
Loss before extraordinary item	(23,612,393)	(21,637,130)	(14,195,916)		(45,249,523)

Extraordinary loss on expropriation of assets (Note 3)	–	–	(85,833,897)		–
Net loss for the period	$(23,612,393)	$(21,637,130)	$(100,029,813)		$(45,249,523)

Net loss per share, basic and diluted	$(0.40)	$(0.37)	$(1.75)	$
Weighted average common shares outstanding	59,470,615	57,754,492	57,309,238

GOLD RESERVE INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Expressed in U.S. dollars)

				January 1, 2010
	For the Years Ended December 31,			through
	2011	2010	2009	December 31, 2011

Net loss for the period	$(23,612,393)	$(21,637,130)	$(100,029,813)	$(45,249,523)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(403,475)	1,736,761	1,498,168	1,333,286
Adjustment for realized gains included in net loss	(772,698)	(241,621)	(2,274,848)	(1,014,319)
Other comprehensive income (loss)	(1,176,173)	1,495,140	(776,680)	318.967
Comprehensive loss for the period	$(24,788,566)	$(20,141,990)	$(100,806,493)	$(44,930,556)

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2011, 2010, and 2009

(Expressed in U.S. dollars)

	Common Shares and Equity Units			Contributed Surplus	Common Shares and Equity Units Held by Affiliates	Stock Options	Accumulated Deficit	Accumulated Other Comprehensive income	KSOP Debt

	Common Shares	Equity Units	Amount
Balance, December 31, 2008	57,119,055	500,236	$ 241,803,241	$ 5,171,603	$ (636,267)	$ 13,863,555	$(146,904,650)	$ 499,455	$ (110,691)
Net loss							(100,029,813)
Other comprehensive loss								(776,680)
Stock option compensation						590,180
Fair value of options exercised			4,846			(4,846)
Common shares issued for:
Cash	24,442		7,088
Services	551,500		392,025
Balance, December 31, 2009	57,694,997	500,236	242,207,200	5,171,603	(636,267)	14,448,889	(246,934,463)	(277,225)	(110,691)
Net loss							(21,637,130)
Other comprehensive income								1,495,140
Stock option compensation						99,532
Fair value of options exercised			29,851			(29,851)
Common shares issued for:
Option exercises ($0.29/share avg.)	150,554		43,661
Services ($1.62/share avg.)	924,300		1,503,566
Decrease in shares held by affiliates			(201,820)		636,267
Balance, December 31, 2010	58,769,851	500,236	243,582,458	5,171,603	-	14,518,570	(268,571,593)	1,217,915	(110,691)
Net loss							(23,612,393)
Other comprehensive loss								(1,176,173)
Stock option compensation						2,723,577
Fair value of options exercised			98,869			(98,869)
Common shares issued for:
Option exercises ($0.16/share avg.)	95,921		15,778
Services ($1.83/share avg.)	178,200		326,160
KSOP allocation									110,691
Balance, December 31, 2011	59,043,972	500,236	$ 244,023,265	$ 5,171,603	$ -	$ 17,143,278	$(292,183,986)	$ 41,742	$ -

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

				January 1, 2010
	For the Years Ended December 31,			through
	2011	2010	2009	December 31, 2011
Cash Flows from Operating Activities:
Net loss for the period	$(23,612,393)	$(21,637,130)	$(100,029,813)	$(45,249,523)

Adjustments to reconcile net loss to net cash

used in operating activities:
Stock option compensation	2,723,577	99,532	590,180	2,823,109
Depreciation	68,222	132,653	213,902	200,875
Gain on extinguishment of debt	(1,304)	–	(554,507)	(1,304)
Loss (gain) on sale of equipment	(1,460,727)	(419,413)	3,423,544	(1,880,140)

Gain on sale of subsidiaries

	–	(474,577)	–	(474,577)

Loss on expropriation of assets

	–	–	85,833,897	–

Write-down of machinery and equipment

	1,881,959	2,518,796	–	4,400,755

Amortization of premium on marketable

debt securities

	–	175,020	109,715	175,020
Accretion of convertible notes	1,081,074	1,012,682	185,010	2,093,756
Other	–	–	23,398	–
Net gain on disposition of marketable securities	(772,698)	(241,621)	(2,274,848)	(1,014,319)
Shares issued for compensation and KSOP	1,560,159	470,415	854,614	2,030,574
Changes in non-cash working capital:
Net decrease (increase) in deposits and advances	189,712	91,812	45,148	281,524

Net increase (decrease) in accounts payable

and accrued expenses

	442,976	(2,156,853)	(3,515,102)	(1,713,877)
Net cash used in operating activities	(17,899,443)	(20,428,684)	(15,094,862)	(38,328,127)
Cash Flows from Investing Activities:
Proceeds from disposition of marketable securities	1,666,751	11,158,787	4,053,179	12,825,538
Purchase of marketable securities	(698,574)	(1,028,144)	(12,095,811)	(1,726,718)
Purchase of property, plant and equipment	(50,478)	(9,496,692)	(17,771,441)	(9,547,170)
Proceeds from sales of equipment	16,457,541	8,914,615	7,297,598	25,372,156
Decrease in restricted cash	–	9,489,777	8,019,895	9,489,777
Capitalized interest paid on convertible notes	–	–	(4,542,802)	–
Deconsolidation of subsidiaries	–	(1,429,655)	–	(1,429,655)
Other	–	–	(44,944)	–
Net cash provided by (used in) investing activities	17,375,240	17,608,688	(15,084,326)	34,983,928
Cash Flows from Financing Activities:
Net proceeds from the issuance of common shares	15,778	43,661	7,088	59,439
Extinguishment of convertible notes	(683)	–	(415,254)	(683)
Net cash provided by (used in) financing activities	15,095	43,661	(408,166)	58,756
Change in Cash and Cash Equivalents:
Net decrease in cash and cash equivalents	(509,108)	(2,776,335)	(30,587,354)	(3,285,443)
Cash and cash equivalents - beginning of period	58,186,478	60,962,813	91,550,167	60,962,813
Cash and cash equivalents - end of period	$57,677,370	$58,186,478	$60,962,813	$57,677,370

The accompanying notes are an integral part of the consolidated financial statements.

Note 1.          The Company and Significant Accounting Policies:

The Company. Gold Reserve Inc. (the “Company”) is engaged in the business of acquiring, exploring and developing mining projects. The Company is an exploration stage company incorporated in 1998 under the laws of the Yukon Territory, Canada and is the successor issuer to Gold Reserve Corporation which was incorporated in 1956.

In February 1999, Gold Reserve Corporation became a subsidiary of Gold Reserve Inc., the successor issuer. Generally, each shareholder exchanged its Gold Reserve Corporation shares for an equal number of Gold Reserve Inc. Class A Common shares. For tax reasons, certain U.S. holders elected to receive equity units in lieu of Gold Reserve Inc. Class A common shares. An equity unit is comprised of one Gold Reserve Inc. Class B common share and one Gold Reserve Corporation Class B common share, is substantially equivalent to a Class A common share and is generally immediately convertible into a Gold Reserve Inc. Class A common share. Unless otherwise noted, general references to common shares of the Company include Class A common shares and Equity Units as a group. At December 31, 2011, there were 500,236 Equity Units outstanding.

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

Basis of Presentation. For the fiscal year commencing in 2011, the Company changed its basis of accounting and financial reporting from Canadian GAAP to US GAAP.  The Company accounted for this change in presentation on a retroactive basis.  The balance sheet amounts as of December 31, 2010 and the comparative operating results for the years ended December 31, 2010 and 2009 were restated accordingly.

As a result of the seizure of the Brisas Project by the Venezuelan government, the Company was forced to abandon its development efforts on the project and, in 2009, expensed all capitalized costs associated with its development. The seizure resulted in the end of the development of the Brisas project and management considers January 1, 2010 the relevant inception date of the development of the Company’s new business of acquiring and exploring other mining projects. ASC 915 requires additional disclosures of development stage enterprises including cumulative amounts from the inception of the development stage.

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

Cash and Cash Equivalents. The Company considers short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of reporting cash equivalents and cash flows. The cost of these investments approximates fair value.  The Company manages the exposure of its cash and cash equivalents to credit risk by diversifying its holdings into major Canadian and U.S. financial institutions.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at the lower of cost less accumulated depreciation or estimated net realizable value. Included in property, plant and equipment is $29 million of equipment that has been adjusted to an estimated net realizable value of $19 million which is not being depreciated. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using straight-line and accelerated methods over the lesser of the useful life or lease term of the related asset.

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

Foreign Currency. The U.S. dollar is the Company’s (and its foreign subsidiaries’) functional currency. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Non-monetary assets and liabilities are translated at historical rates and revenue and expense items are translated at average exchange rates during the reporting period, except for depreciation which is translated at historical rates. Translation gains and losses are included in the statement of operations.

Stock Based Compensation. The Company uses the fair value method of accounting for stock options. The fair value of options granted to employees is computed using the Black-Scholes method as described in Note 9 and is expensed over the vesting period of the option. For non-employees, the fair value of stock based compensation is recorded as an expense over the vesting period or upon completion of performance. Consideration paid for shares on exercise of share options, in addition to the fair value attributable to stock options granted, is credited to capital stock. Fair value of restricted stock issued as compensation is based on the grant date market value and expensed over the vesting period. The Company also maintains the Gold Reserve Director and Employee Retention Plan. Each Unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the Unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  Stock options, restricted stock and Units granted under their respective plans become fully vested and exercisable and/or payable upon a change of control.

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

Comprehensive Loss.  Comprehensive loss includes net loss and other comprehensive income or loss. Other comprehensive loss may include unrealized gains and losses on available-for-sale securities and gains and losses on certain derivative instruments. The Company presents comprehensive loss and its components in the consolidated statements of comprehensive loss.

Financial Instruments.  Marketable equity securities are classified as available for sale with any unrealized gain or loss recorded in other comprehensive income. Cash and cash equivalents, deposits, advances, accounts payable and accrued expenses are accounted for at cost which approximates fair value.

Note 2.         New Accounting Policies:

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

In May 2011, the FASB issued Accounting Standards Update 2011-04 which contains amendments resulting in common fair value measurement and disclosure requirements in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

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

Note 3.        Expropriation of Brisas Project by Venezuela and Related Arbitration:

From 1992 to 2008 the Company focused substantially all of its management and financial resources on the development of the Brisas gold and copper project located in the Kilometer 88 mining district of the State of Bolivar in south-eastern Venezuela. After approval of the Brisas operating plan by the Ministry of Mines and the Environmental and Social Impact Study by the Ministry of Environment in 2003 and early 2007, respectively, the Ministry of Environment issued in March 2007, the Authorization for the Affectation of Natural Resources for the Construction of Infrastructure and Services Phase of the Brisas Project (the “Authorization to Affect”) which authorized the commencement of construction activities on the Brisas Project.  In April 2008, the Ministry of Environment revoked, without notice, the Authorization to Affect.

In October 2009 we filed a Request for Arbitration under the Additional Facility Rules of the International Centre for Settlement of Investment Disputes (“ICSID”), against the Bolivarian Republic of Venezuela (“Respondent”) seeking compensation in the arbitration for all of the loss and damage resulting from Venezuela’s wrongful conduct. Gold Reserve alleges violations of three provisions of the Canada-Venezuela BIT culminating in the effective expropriation of Gold Reserve’s sizable investments in the world-class Brisas gold/copper project and the promising Choco 5 property. In November 2009 our Request for Arbitration was registered by ICSID (Gold Reserve Inc. v. Bolivarian Republic of Venezuela (ICSID Case No. ARB(AF)/09/1)). Our claim includes the full market value of the legal rights to develop the Brisas Project at the date of the Tribunal’s decision, the value of the Choco 5 Property and interest on the claim calculated since the loss. Our claim as last updated in our July 2011 Reply totals approximately $2.1 billion which includes interest from April 14, 2008 (the date of the loss) to July 29, 2011 (the date of our last filing) of approximately $400 million. See “Part I- Item 3. Legal Proceedings– Arbitration.”

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

Venezuela has numerous pending arbitration actions being pursued against it at this time before ICSID (See ICSID website-http://icsid.worldbank.org/ICSID/) and has reportedly settled and/or made full or partial payment for damages to a limited number of claimants in past months, although management has no specific information regarding the actual amounts paid or what percentage such payments represented of the original claim against Venezuela. Based on the uncertain nature of arbitration under investment treaties, the timing and the amount of an award or settlement, if any, the likelihood of its collection and the timing thereof cannot be determined at this time.

In compliance with the schedule originally set by the Tribunal which has been amended by the Tribunal from time-to-time, we filed our initial written submission, referred to as the Memorial, in September 2010. Thereafter in April 2011, the Respondent submitted its response to the Company’s Memorial, referred to as the Counter-Memorial. Subsequent to that, the Company submitted its Reply to the Respondent’s Counter Memorial in July 2011 and finally Respondent filed its Rejoinder in December 2011. The Rejoinder was the last filing to be made prior to the oral hearing which was held February 13 to February 17, 2012.

 The oral hearing was the culmination of an extensive undertaking by the Company’s counsel, technical, legal and financial experts, as well as its employees which focused on the evidentiary record in the case and allowed counsel for both the Company and Venezuela to address the issues of jurisdiction, liability and damages.  The oral hearing also allowed the Tribunal to hear testimony from certain fact and expert witnesses, as well as to address questions to each of the parties.

The Tribunal granted both parties the opportunity to submit a post-hearing brief, to be filed simultaneously, in order to comment in conclusion on the full evidentiary record, as is typically permitted in such arbitrations.  Those briefs are due to be filed by March 16, 2012.  The Tribunal may request additional information from the parties and in any event may issue its decision thereafter.  It is typical for tribunals in this type of arbitration to require six to eighteen months (the historical average is approximately 1.2 years) to finalize and issue its decision.

Note 4.          Cash and Cash Equivalents:

	2011	2010
US Treasury bills	$40,000,000	$–
Bank deposits	12,238,554	52,307,918
Money market funds	5,438,816	5,878,560
Total	$57,677,370	$58,186,478

At December 31, 2011 and 2010, the Company had approximately $88,000 and $39,000 respectively, in Venezuela. As of December 31, 2011, 74% and 25% of bank deposits were held primarily in US Dollar denominated accounts maintained in U.S. and Canadian banks, respectively and all of the U.S. deposits were maintained in an FDIC insured account.

Note 5.          Marketable Securities:

	2011	2010
Fair value at beginning of year	$2,263,923	$598,825
Acquisitions	698,574	778,144
Dispositions, at cost	(894,053)	(667,166)
Realized gain on sale	(772,698)	(241,621)
Unrealized gain (loss)	(403,475)	1,795,741
Fair value at balance sheet date	$892,271	$2,263,923

The Company’s marketable securities are classified as available-for-sale and are recorded at quoted market value with gains and losses recorded within other comprehensive income until realized. Realized gains and losses are based on the average cost method. As of December 31, 2011 and 2010, marketable securities had a cost basis of $850,529 and $1,046,009, respectively.

Note 6.         Fair Value Measurements:

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

	Fair value December 31, 2011	Level 1	Level 2	Level 3
Marketable securities	$ 892,271	$ 892,271	–	–

	Fair value December 31, 2010	Level 1	Level 2	Level 3
Marketable securities	$ 2,263,923	$ 2,263,923	–	–

Note 7.          Property, Plant and Equipment:

		Accumulated
	Cost	Depreciation	Net
December 31, 2011
Machinery and equipment	$18,985,828	$–	$18,985,828
Furniture and office equipment	517,235	(463,066)	54,169
Leasehold improvements	41,190	(40,727)	463
Venezuelan property and equipment	1,415,972	(1,330,806)	85,166
	$20,960,225	$(1,834,599)	$19,125,626

		Accumulated
	Cost	Depreciation	Net
December 31, 2010
Machinery and equipment	$28,071,469	$–	$28,071,469
Furniture and office equipment	506,339	(435,224)	71,115
Leasehold improvements	41,190	(38,874)	2,316
Venezuelan property and equipment	1,595,957	(1,237,527)	358,430
	$30,214,955	$(1,711,625)	$28,503,330

Machinery and equipment includes amounts paid for equipment previously intended for use on the Brisas project. At December 31, 2011 equipment with a carrying value of approximately $0.45 million was reclassified to assets held for sale and sold during the first quarter of 2012 for its carrying value. During the third quarter of 2011, equipment with a carrying value of approximately $6.9 million was sold for $7.8 million and the Company recorded a gain on sale of $0.9 million. Equipment classified as assets held for sale at December 31, 2010 was sold during the first quarter of 2011 for $8.3 million and the Company recorded a gain on sale of $0.3 million.

Note 8.          KSOP Plan:

The KSOP Plan, adopted in 1990 for the benefit of employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee share ownership component, or ESOP. Unallocated shares are recorded as a reduction to shareholders’ equity. Allocation of common shares or cash contributions to participants’ accounts, subject to certain limitations, is at the discretion of the Company’s board of directors. The fair market value of the shares when allocated is recorded in the statement of operations with a reduction of the KSOP debt account.  In 2011, 22,246 common shares valued at $110,690 were allocated to eligible participants in the Plan. Cash contributions for the Plan years 2011, 2010 and 2009 were $127,229, $175,174 and $57,292, respectively.

Note 9.          Stock Based Compensation Plans:

Equity Incentive Plans

The Company has two equity incentive plans; the 1997 Equity Incentive Plan (last amended in March 2006 and last re-approved by the shareholders in June 2009, the “1997 Plan”) and the 2008 Venezuelan Equity Incentive Plan (approved by the shareholders in June 2008, the “Venezuelan Plan”).  Pursuant to TSX Venture rules the plans must be re-approved by Shareholders every year. Previous to February 1, 2012, the Plans were subject to Toronto Stock Exchange rules which required approval every three years. On June 10, 2011 the Venezuelan Plan was suspended and further grants from the 1997 Plan will be suspended after June 10, 2012 until re-approved by Shareholders. Both plans permit the grants of stock options, stock appreciation rights and restricted stock, or any combination thereof, and each shall be 10% of the Company’s outstanding shares. The Company provides newly issued shares to satisfy stock option exercises and for the issuance of restricted stock. The grants are made for terms of up to ten years with vesting periods ranging from immediate to up to 3 years.

Combined share option transactions for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of period	3,178,102	2.39	4,573,318	2.67	5,007,931	3.18
Options exercised	(138,501)	0.93	(150,554)	0.29	(24,442)	0.29
Options expired	(1,521,413)	4.52	(1,142,745)	3.75	(875,004)	4.28
Options forfeited	(126,000)	1.82	(101,917)	2.83	(82,667)	4.44
Options granted	3,793,000	1.85	–	–	547,500	0.73
Options outstanding - end of period	5,185,188	1.42	3,178,102	2.39	4,573,318	2.67

Options exercisable - end of period	2,897,688	1.07	3,178,102	2.39	3,591,362	3.25

Options available for grant at end of period under 1997 plan	2,427,569		3,058,076		2,045,790
Options available for grant at end of period under Venezuelan plan	4,296,085		5,617,840		5,019,938

The following table relates to stock options at December 31, 2011:

	Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
$0.29 - $0.29	1,079,188	$0.29	$2,708,762	1.93	1,079,188	$0.29	$2,708,762	1.93
$0.73 - $0.73	481,000	$0.73	995,670	2.21	481,000	$0.73	995,670	2.21
$1.82 - $1.82	2,675,000	$1.82	2,621,500	4.01	1,337,500	$1.82	1,310,750	4.01
$1.92 - $1.92	950,000	$1.92	836,000	9.44	-
$0.29 - $1.92	5,185,188	$1.42	$7,161,932	4.40	2,897,688	$1.07	$5,015,182	2.94

During the first quarter of 2011, the Company granted approximately 2.8 million options which vest over three years and in the second quarter of 2011, the Company issued 950,000 options which vest upon a settlement or an award related to the arbitration against Venezuela. For the years ended December 31, 2011, 2010 and 2009, new options totaling 3,793,000, 0 and 547,500, respectively were granted.

The Company recorded compensation expense during 2011, 2010 and 2009 of $2.7 million, $0.1 million and $0.6 million, respectively, for stock options granted in 2011 and prior periods. The options granted in the second quarter had an estimated fair market value of $0.7 million at the date of grant; however, the Company does not currently record an expense for these options and will only record an expense in the event it becomes probable the options will vest. As of December 31, 2011, compensation expense of $1.1 million related to unvested options remains to be recognized over the remaining vesting period.

The weighted average grant date fair value of options granted in 2011 and 2009 was calculated at $1.23 and $0.59. The fair value of options granted was determined using the Black-Scholes model based on the following weighted average assumptions:

	2011	2010	2009
Risk free interest rate	1.52%	–	1.46%
Expected Term	4.0 years	–	4.6 years
Expected volatility	97%	–	120%
Dividend yield	nil	–	nil

The risk free interest rate is based on the US Treasury rate on the date of grant for a period equal to the expected term of the option. The expected term is based on historical exercise experience and expected post-vesting behavior. The expected volatility is based on historical volatility of the Company’s stock over a period equal to the expected term of the option.

Retention Units Plan

The Company also maintains the Gold Reserve Director and Employee Retention Plan.  Units granted under the plan become fully vested and payable upon achievement of certain milestones related to the Brisas project or in the event of a change of control.  The Company’s Board of Directors has considered, but not acted upon alternative vesting provisions for the units to more adequately reflect the current business objectives of the Company. Each unit granted to a participant entitles such person to receive a cash payment equal to the fair market value of one Gold Reserve Class A Common Share (1) on the date the unit was granted or (2) on the date any such participant becomes entitled to payment, whichever is greater.  As of December 31, 2011 an aggregate of 1,457,500 unvested units have been granted to directors and executive officers of the Company and 315,000 units have been granted to other employees.  The Company currently does not accrue a liability for these units as events required for vesting of the units have not yet occurred. The minimum value of these units, based on the grant date value of the Class A shares, was approximately $7.7 million.

Note 10.        Related Party Transactions:

MGC Ventures. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also directors and/or officers and shareholders of MGC Ventures. On December 15, 2010, the non-affiliated shareholders of MGC Ventures approved the redemption of all of the shares of MGC Ventures common stock held by Gold Reserve. Gold Reserve received $0.9 million and recorded a gain on sale of subsidiary of $0.2 million. Prior to the redemption, Gold Reserve owned 12,062,953 common shares of MGC Ventures which represented 44% of its outstanding shares. MGC Ventures owned 258,083 common shares of the Company at December 31, 2011 and 2010.  During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin. The Chief Executive Officer, President, Vice President-Finance and Vice President-Administration of the Company are also directors and/or officers and shareholders of Great Basin. On December 15, 2010, the non-affiliated shareholders of Great Basin approved the redemption of all of the shares of Great Basin common stock held by Gold Reserve. Gold Reserve received $1.2 million and recorded a gain on sale of subsidiary of $0.3 million. Prior to the redemption, Gold Reserve owned 15,661,595 common shares of Great Basin which represented 45% of its outstanding shares. Great Basin owned 491,192 common shares of the Company at December 31, 2011 and 2010. During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

Note 11.        Income Tax:

	2011	2010	2009
Current income tax benefit	–	–	$ 27,496
Future income tax benefit	–	–	–
	–	–	$ 27,496

Income tax expense differs from the amount that would result from applying Canadian tax rates to net loss before taxes. These differences result from the items noted below:

	2011	2010	2009
Income tax benefit based on Canadian tax rates	$ 6,257,284	$ 6,058,396	$ 29,516,906
Increase (decrease) due to:
Different tax rates on foreign subsidiaries	474,459	218,882	3,486,532
Non-deductible expenses	(1,428,111)	(473,091)	(509,749)
Change in valuation allowance and other	(5,303,632)	(5,804,187)	(32,466,193)
	–	–	$ 27,496

No current income tax has been recorded by the parent company for the three years ended December 31, 2011. Current income tax in 2009 relates to two of the Company’s former U.S. subsidiaries disposed of in 2010.  The Company has recorded a valuation allowance to reflect the estimated amount of the future tax assets which may not be realized, principally due to the uncertainty of utilization of net operating losses and other carry forwards prior to expiration. The valuation allowance for future tax assets may be reduced in the near term if the Company’s estimate of future taxable income changes. The components of the Canadian and U.S. future income tax assets as of December 31, 2011 and 2010 were as follows:

	Future Tax Asset
	2011	2010
Accounts payable and accrued expenses	$ 43,966	$ 129,618
Property, plant and equipment	(7,254)	(9,170)
Total temporary differences	36,712	120,448
Net operating loss carry forward	35,659,263	30,134,668
Alternative minimum tax credit	19,871	19,871
Total temporary differences, operating losses
and tax credit carry forwards	35,715,846	30,274,987
Valuation allowance	(35,715,846)	(30,274,987)
Net deferred tax asset	–	–

At December 31, 2011, the Company had the following U.S. and Canadian tax loss carry forwards:

	US	Canadian	Expires
Regular tax net operating loss:	$ 1,424,144	–	2012
	–	1,698,268	2014
	–	2,116,691	2015
	1,386,674	–	2018
	1,621,230	–	2019
	665,664	–	2020
	896,833	–	2021
	1,435,774	–	2022
	1,806,275	–	2023
	2,386,407	–	2024
	3,680,288	–	2025
	4,622,825	2,570,152	2026
	6,033,603	4,769,868	2027
	4,360,823	18,180,564	2028
	1,769,963	17,229,854	2029
	2,159,079	21,286,527	2030
	3,213,024	23,835,982	2031
	$ 37,462,606	$ 91,687,906

Alternative minimum tax net operating loss:	$ 1,399,529	–	2012

Note 12.        Shareholder Rights Plan:

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

Note 13.        Convertible Notes:

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

The note holders have the option to require the Company to repurchase the notes on June 15, 2012, at a price equal to 100% of the principal amount of the notes plus accrued but unpaid interest. The Company has the ability to satisfy its obligation to pay the repurchase price, in whole or in part, by delivering Common Shares which would not result in the use of current assets or the creation of new current liabilities to satisfy its potential requirement to pay the repurchase price. As a result, the notes are classified as non-current. If the Company elected to repurchase the notes with common shares, it would issue approximately 36.6 million shares based on the closing price per share as of December 31, 2011. In the event of a Fundamental Change which includes among other things a change of control as defined in the Indenture, the Company may be required to offer to repurchase the notes, in cash or shares at the Company’s discretion, at a purchase price equal to 100% of the principal amount of the notes plus accrued but unpaid interest unless there has occurred and is continuing certain events of default under the Company’s indenture. The Company maintains Change of Control Agreements with each of the executive officers and several employees which were implemented by the Board to induce such individuals to remain with the Company and continue their involvement in the then ongoing development of the Brisas project and more recently, resolution of the investment dispute with Venezuela and the pursuit of new corporate opportunities. In the event of a change of control as a result of the note holders exercising their right to have the company repurchase the notes on June 15, 2012, the estimated payout for employees holding Change of Control Agreements at December 31, 2011,  determined exclusive of any gross-up payments as defined by the agreement, is approximately $14.9 million.

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

The notes are classified as a liability and were initially recorded at face value, net of issuance costs. The notes are accreted to face value using the effective interest rate method over the expected life of the notes, currently estimated to be June 15, 2012, with the resulting charge recorded as interest expense. The Company capitalized interest and accretion on the notes until October, 2009, when the Company filed for arbitration and when Venezuela seized the Brisas Project. Thereafter all interest and accretion on the notes has been expensed. The Company has paid $5.6 million in interest on the notes during each of the last three years. As of December 31, 2011, convertible notes with a face value of $1,153,000 had been settled in cash or repurchased by the Company at a total cost of approximately $452,000.

Note 14.       Litigation:

The Company is a party to litigation in the Ontario Superior Court of Justice related to a 2008 unsolicited takeover bid (See Part I Item 3. Legal Proceedings - Litigation) in which the defendants have made counterclaims totaling approximately $103 million. Our counsel with respect to this litigation matter has advised management that it is premature to determine the likely outcome of the litigation with substantial reliability. In the event that one or both defendants prevail with their counterclaims, the Company could be subject to the full amount of the combined damages noted above. However, based on the facts of the case, the activity through the filing date and the overall scope and context of the proceedings, management has concluded, that an estimate of the possible loss or range of loss cannot be made at this time.

Supplemental Selected Quarterly Financial Information (Unaudited)

Quarter Ended	12/31/11	9/30/11	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10

Other Income	20,382	1,214,530	516,569	607,033	521,214	85,242	440,230	309,188
Total Expenses	6,534,126	6,276,146	7,387,980	5,772,655	6,935,946	6,660,726	4,663,279	4,733,053

Net Loss	6,513,744	5,061,616	6,871,411	5,165,622	6,414,732	6,575,484	4,223,049	4,423,865
Net Loss per Share	0.10	0.09	0.12	0.09	0.11	0.11	0.07	0.08

Item 9.            Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that (1) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management on a timely basis, including the chief executive officer and chief financial officer and (2) such information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears herein.

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

Item 9B.       Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders.

Item 11.          Executive Compensation

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders.

Item 13.          Certain Relationships and Related Transactions and Director Independence

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders.

Item 14.          Principal Accounting Fees and Services

The information requested by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders.

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

10.3   Gold Reserve Inc. Equity Incentive Plan filed as Exhibit 3.2 to the Company’s Form 20-F (File No. 001-31819) filed with the SEC on April 3, 2006 and incorporated by reference herein.†

10.4   Gold Reserve Inc. Venezuelan Equity Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on
Form S-8 (Registration No. 333-152883) filed with the SEC on April 3, 2006 and incorporated by reference herein.†

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

10.8   Notice of Grant of Stock Options and Option Agreement filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-31819) filed with the SEC on August 12, 2011 and incorporated by reference herein.

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

March 14, 2012

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rockne J. Timm Rockne J. Timm	Chief Executive Officer and Director	March 14, 2012

/s/ Robert A. McGuinness Robert A. McGuinness	Vice President of Finance, Chief Financial Officer, and its Principal Financial and Accounting Officer	March 14, 2012

/s/ A. Douglas Belanger A. Douglas Belanger	President and Director	March 14, 2012

/s/ James P. Geyer James P. Geyer	Director	March 14, 2012

/s/ James H. Coleman James H. Coleman	Non-Executive Chairman and Director	March 14, 2012

/s/ Patrick D. McChesney Patrick D. McChesney	Director	March 14, 2012

/s/ Chris D. Mikkelsen Chris D. Mikkelsen	Director	March 14, 2012

/s/ J.C. Potvin J.C. Potvin	Director	March 14, 2012

Exhibit 23.1

AUDITORS’ CONSENT

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-173771, 333-162587, 333-152883 and 333-145770) of Gold Reserve Inc. of our report dated March 14, 2012 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

Signed “PricewaterhouseCoopers LLP”

Chartered Accountants

Vancouver, British Columbia

March 14, 2012

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

March 14, 2012                                                                               /s/ Rockne J. Timm

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

March 14, 2012                                                                                   /s/ Robert A. McGuinness

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

                                                                                                                     Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Rockne J. Timm, Chief Executive Officer of Gold Reserve, Inc. (the "Company"), certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2011 (the “Report”) and that to the best of his knowledge:

1.     the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 14, 2012                                                                               /s/ Rockne J. Timm

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

EXHIBIT 32.2

Section 1350

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Robert A. McGuinness, Vice President-Finance and Chief Financial Officer of Gold Reserve, Inc. (the "Company"), certifies in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2011 (the “Report”) and that to the best of his knowledge:

1.     the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 14, 2012                                                                                   /s/ Robert A. McGuinness

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