Form 10-K/A
period 2011-12-31
GOLD RESERVE INC
filed 2012-04-30
CIK 1072725

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

Table of Contents

Cautionary Statement Regarding Forward-Looking Statements

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Item 11.                 Executive Compensation

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Item 13.                 Certain Relationships and Related Transactions and Director Independence

Item 14.                 Principal Accounting Fees and Services

Item 15.                 Exhibits, Financial Statement Schedules

Signatures

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of Gold Reserve Inc.’s ( the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “2011 10-K”), to include information previously omitted from the 2011 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

The Company determined as of June 30, 2011 (the last business day of its most recently completed second fiscal quarter), that less than 50 percent of its outstanding voting securities were directly or indirectly held of record by residents of the United States.  Because the share ownership percentage of United States residents of the Company is less than 50% and the Company is organized under the laws of the Yukon Territory, the Company is a “foreign private issuer” pursuant to Rule 3b-4 under the Securities Exchange Act of 1934, as amended  The Company previously reported as a foreign private issuer for many years prior to its annual report on Form 10-K for the fiscal year ended December 31, 2009, as during 2009 its shareholder composition changed such that more than 50 percent of its outstanding voting securities were directly or indirectly held of record by residents of the United States.  Now that the Company’s United States resident ownership ratio has returned below 50 percent, the Company will return to foreign private issuer reporting for administrative ease and as a cost-savings measure.

Foreign private issuers are not required to file definitive proxy statements with the SEC pursuant to Regulation 14A.  Instead, we will furnish a copy of our Canadian Proxy Statement/Information Circular to the SEC under cover of Form 6-K. Because furnished documents cannot be incorporated by reference, the reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report has been deleted. Further, for purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2011 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 30, 2012 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2011 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

Cautionary Statement Regarding Forward-Looking Statements

The information presented or incorporated by reference in this Annual Report on Form 10-K/A contains both historical information and forward-looking statements (within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Securities Act (Ontario)) that may state our intentions, hopes, beliefs, expectations or predictions for the future.

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

Forward-looking statements involve risks and uncertainties, as well as assumptions that may never materialize, prove incorrect or materialize other than as currently contemplated which could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “may,” “could” and other similar expressions that are predictions of or indicate future events and future trends which do not relate to historical matters, identify forward-looking statements. Any such forward-looking statements are not intended to give any assurances as to future results. Numerous factors could cause actual results to differ materially from those in the forward-looking statements as more fully described in “Part I - Item 1A. Risk Factors” of the 2011 10-K.

Investors are cautioned not to put undue reliance on forward-looking statements, and investors should not infer that there has been no change in our affairs since the date of this report that would warrant any modification of any forward-looking statement made in this document, other documents filed periodically with securities regulators or documents presented on our website. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this notice. We disclaim any intent or obligation to update publicly or otherwise revise any forward-looking statements or the foregoing list of assumptions or factors, whether as a result of new information, future events or otherwise, subject to our disclosure obligations under applicable rules promulgated by the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information with respect to the business experience of the members of the Board of Directors has been supplied by the director or obtained from our records.

Rockne J. Timm, 66, a director since 1984. Mr. Timm’s principal occupation is Chief Executive Officer of the Company, a position he has held since 1988.  Mr. Timm has also served as President and Chairman of the Board from 1988 until January 2004.  Mr. Timm is Chairman of the Executive Committee. He has been a director and executive officer of the Company’s Venezuelan and other subsidiaries since 1992 and he is President and director of Great Basin Energies, Inc. since 1981 and MGC Ventures, Inc. since 1989.  Mr. Timm resides in Spokane, Washington, USA.

Key attributes, experience and skills:  As Chief Executive Officer of the Company since 1988 Mr. Timm has considerable institutional knowledge of the Company and its activities in Venezuela.  He has over 28 years experience in the mining industry which is a key component of our Board’s collective experience.  He has served as the chief financial officer of an operating gold mining company and director and chief financial officer of a development stage company which provides additional experience and skills that are helpful to the Board.  It is these attributes that lead the Board to conclude that Mr. Timm should continue to serve as a director of the Company.

A. Douglas Belanger, 58, a director since August 1988.  Mr. Belanger’s principal occupation is President of the Company, a position he has held since January 2004.  Mr. Belanger has also served as Executive Vice President from 1988 through January 2004.  He has been a director and executive officer of the Company’s Venezuelan and other subsidiaries since 1992 and is Executive Vice President and director of Great Basin Energies Inc. since 1984 and MGC Ventures, Inc. since 1997. Mr. Belanger resides in Spokane, Washington, USA.

Key attributes, experience and skills:  Mr. Belanger has extensive experience as a director of public companies and in the areas of corporate governance and compliance, which includes his history as a gold mining analyst for two major Canadian investment banks and a policy analyst for the Canadian federal government.  He also has several years’ experience as a field geologist with various major Canadian mining companies.  It is these attributes that lead the Board to conclude that Mr. Belanger should continue to serve as a director of the Company.

James P. Geyer, 60, a director of the Company since June 1997.  He held the position of Senior Vice President of the Company from January 1997 to August of 2010.  Mr. Geyer’s principal occupation is Vice President, North America for Stonegate Agricom Ltd. and President of Paris Hills Agricom Inc. (a subsidiary of Stonegate Agricom Ltd.).  Mr. Geyer is also a director and member of the environmental, health and safety committee and audit committee of Thompson Creek Metals Company Inc.  Mr. Geyer resides in Spokane, Washington, USA.

Key attributes, experience and skills:  Mr. Geyer is a mining engineer with over 30 years in the mining industry with open pit and underground mining experience adding to the Board’s collective experience.  He has served as the vice president of operations of a gold mining company with responsibility for six producing gold mines and several development projects.  It is these attributes that lead the Board to conclude that Mr. Geyer should continue to serve as a director of the Company.

Non-executive Directors

The Board has determined that each of the following members of the Board satisfy the definition of “independent director” as established in the NYSE Amex listing standards and SEC rules.

James H. Coleman, Q.C., 61, a director of the Company since February 1994 and chairman since 2004. The principal occupation of Mr. Coleman, Q.C., is as a Partner with the law firm of Norton Rose LLP, of Calgary.  He is also a director of Great Basin Energies Inc. since 1996, MGC Ventures, Inc. since 1997; Anterra Energy Inc. since 2007, Salamander Energy Plc. since 2008, Energold Drilling Corp. since 1994, Sulliden Exploration, Inc, since 2005, and Avion Gold Corporation, since January 2011.  Mr. Coleman resides in Calgary, Alberta, Canada.

Key attributes, experience and skills:  Mr. Coleman has been involved in banking, corporate, securities, mining and oil and gas transactions in Canada, the United States, Europe, Central and South America, Africa and Asia. He has also been involved in a number of large divestments and acquisitions, corporate reorganizations and major financings within the energy sector. As a director of a number of public companies, including mining and oil and gas companies, Mr. Coleman has chaired various independent committees of public companies relating to corporate, governance and securities matters. In addition to his work in the legal and business sectors, Mr. Coleman is also a member of the Rocky Mountain Mineral Law Foundation and the Prospectors and Developers Association of Canada. It is these attributes that lead the Board to conclude that Mr. Coleman should continue to serve as a director of the Company.

Patrick D. McChesney, 62, a director since 1988 and Chief Financial Officer of the Company from 1988 to 1993. He is a director of Great Basin Energies, Inc. since 2002 and MGC Ventures, Inc. since 1989.  Mr. McChesney’s principal occupation is chief financial officer of Foothills Auto Group, an automobile dealership group based in Spokane, Washington, a position he has held since 2005.  Mr. McChesney resides in Spokane, Washington, USA.

Key attributes, experience and skills:  Mr. McChesney was a certified public accountant and a financial officer of an operating gold mining company and has been president and a director of a company that manufactured automated test equipment for the semiconductor industry.  He has been involved in the mining industry since 1983 and has considerable knowledge regarding the Company’s activities in Venezuela and currently serves on the audit and compensation committees.  It is these attributes that lead the Board to conclude that Mr. McChesney should continue to serve as a director of the Company.

Chris D. Mikkelsen, 60, a director since 1997.  He is a certified public accountant and since 1976, Mr. Mikkelsen’s principal occupation has been as a principal in the certified public accounting firm of McDirmid, Mikkelsen & Secrest, P.S., based in Spokane, Washington.  He has been a director of Great Basin Energies, Inc. and MGC Ventures, Inc. since 1997.  Mr. Mikkelsen resides in Spokane, Washington, USA.

Key attributes, experience and skills:  Mr. Mikkelsen has an extensive background in providing operational and tax advice to a wide variety of clients and businesses.  He is actively involved as a board member in local charitable and civic organizations.  He has considerable knowledge of the Company and currently serves on the audit and compensation committees.  It is these attributes that lead the Board to conclude that Mr. Mikkelsen should continue to serve as a director of the Company.

Jean Charles Potvin, 58, a director since November 1993 and currently serves on the audit and compensation committees.  Mr. Potvin’s principal occupation is as director and Chairman of Vaaldiam Mining Ltd. and as a director and President of Flemish Gold Corp.  He is also a director and President of BRC Minerals Ltd., a company exploring for iron and gold in northeastern Brazil.  Mr. Potvin resides in Toronto, Ontario, Canada.

Key attributes, experience and skills.  Mr. Potvin is also a director and a member of the audit committee of Azimut Exploration Ltd and Geomega Resources Ltd, both publicly listed mineral exploration companies. He is also a director of Rukwa Minerals, a privately held company.  Mr. Potvin holds a Bachelor of Science degree in Geology from Carleton University and an MBA from the University of Ottawa. He spent nearly 14 years as a mining investment analyst for a large Canadian investment brokerage firm (Burns Fry Ltd., now BMO Nesbitt Burns Inc.). It is these attributes that lead the Board to conclude that Mr. Potvin should continue to serve as a director of the Company.

Other Executive Officers

Robert A. McGuinness, 56 - Vice President of Finance, Chief Financial Officer

Mr. McGuinness’ principal occupation with the Company is as Vice President of Finance since March 1993 and Chief Financial Officer since June 1993.  He also serves as Vice President of Finance, Chief Financial Officer and Treasurer of Great Basin Energies, Inc. and MGC Ventures, Inc.  Mr. McGuinness resides in Spokane, Washington, USA.

Mary E. Smith, 59 - Vice President of Administration and Secretary

Ms. Smith’s principal occupation with the Company is as Vice President of Administration since January 1997 and Secretary since June 1997.  She also serves as Vice President of Administration and Secretary of Great Basin Energies Inc. and MGC Ventures, Inc. Ms. Smith resides in Spokane, Washington, USA.

Involvement in Certain Legal Proceedings

Cease Trade Orders or Bankruptcies

Mr. Coleman served as a non-executive director of McCarthy Corporation Plc. from 1993 to March 2003, which proposed a voluntary arrangement with its creditors pursuant to the legislation of the United Kingdom.

The following table represents the Directors and the committees on which they serve.

Director	Executive Committee	Audit Committee	Compensation Committee	Nominating Committee
Rockne J. Timm	Chair
A. Douglas Belanger	X
James P. Geyer
James H. Coleman, Q.C.	X			X
Patrick D. McChesney		X	X
Chris D. Mikkelsen		Chair	Chair	X
Jean Charles Potvin		X	X	X

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2011, were met in a timely manner by its directors, executive officers, and greater than ten percent (10%) beneficial owners.

Code of Conduct and Ethics

The Board has adopted the Gold Reserve Inc. Code of Conduct and Ethics which can be found at www.goldreserveinc.com under Investor Relations – Corporate Governance and is available in print to any Shareholder who requests it from the Company by writing to us at Gold Reserve Inc., 926 W. Sprague Ave. Suite 200, Spokane, WA   99201, Attn:  Investor Relations.

CORPORATE GOVERNANCE

Board Leadership Structure

Currently, the positions of Chairman of the Board and Chief Executive Officer are separate.  Our Board does not have a policy on whether these roles should be separate or combined, but believes that the most effective leadership model for the Company at this time is to have these roles separated.  Our current Chairman is independent and is responsible for providing leadership to the Board.  In addition, having a separate Chairman and Chief Executive Officer allows Board members to raise issues without involving senior management, allows the Chairman to serve as a liaison between the Board and senior management, and allows the Chief Executive Officer to devote his time and focus to the management of the Company.  The Board retains flexibility to determine whether these roles should be separate or combined in one individual in the future.

Risk Oversight

The various committees of the Board assist the Board in its responsibility for oversight of risk management. In particular, the Audit Committee focuses on major financial risk exposures, the steps management has taken to monitor and control such risks, and, if appropriate, discusses with the independent auditor the guidelines and policies governing the process by which senior management and the relevant departments of the Company assess and manage the Company’s financial risk exposure and operational/strategic risk.  We believe this arrangement maximizes the risk oversight benefit while providing for an appropriate leadership structure.

Communication with Board Members

Any Shareholder or other interested party that desires to communicate with the Board of Directors or any of its specific members, including the chairman or the non-management directors as a group, should send their communication to the Secretary, Gold Reserve Inc., 926 W. Sprague Avenue, Suite 200, Spokane, Washington 99201. All such communications will be forwarded to the appropriate members of the Board.

NOMINATING COMMITTEE INFORMATION

Nominating Committee Charter

The Nominating Committee currently has no written charter.

Membership and Role of the Nominating Committee

The Nominating Committee is composed of the following three (3) directors:

James H. Coleman  / Chris D. Mikkelsen  / Jean Charles Potvin

The Board had determined each member of the Nominating Committee satisfies the definition of “independent director” as established in the NYSE Amex listing standards and SEC rules.

The Nominating Committee assists the Board in fulfilling its responsibilities with respect to the composition of the Board, including recommending candidates for election or appointment as director of the Company.

In considering and identifying new candidates for Board nomination, the Board, where relevant, addresses succession and planning issues; identifies the mix of expertise and qualities required for the Board; assesses the attributes new directors should have for the appropriate mix to be maintained; arranges for each candidate to meet with the Board Chair and the CEO; recommends to the Board as a whole proposed nominee(s) and arranges for their introduction to as many Board members as practicable; and encourages diversity in the composition of the Board.

AUDIT COMMITTEE INFORMATION

Audit Committee Charter

The Audit Committee of the Board operates within a written mandate, as approved by the Board, which describes the Committee’s objectives and responsibilities. The full text of the Audit Committee Charter, as amended as of April 2011 may be found at www.goldreserveinc.com: investor relations/governance.

Membership and Role of the Audit Committee

The Audit Committee consists of Chris D. Mikkelsen (Chairman), Jean Charles Potvin, and Patrick D. McChesney. The Board has determined each member of the Audit Committee to be “independent” and “financially literate” as such terms are defined under Canadian securities laws.  Further, each member of the Audit Committee satisfies the definition of “independent director” as established in the NYSE Amex listing standards and SEC rules. In addition, each member of the Audit Committee is financially literate and the Board has determined that Chris D. Mikkelsen qualifies as an audit committee “financial expert” as defined by SEC and NYSE rules. The Board has made these determinations based on the education and experience of each member of the Committee.

The Audit Committee met four times during 2011 at which attendance, in person or by phone, averaged 100%.  The Audit Committee’s principal functions are to assist the Board in fulfilling its oversight responsibilities, and to specifically review: (i) the integrity of our financial statements; (ii) the independent auditor’s qualifications and independence; (iii) the performance of our system of internal audit function and the independent auditor; and (iv) our compliance with laws and regulations, including disclosure controls and procedures. During 2011, the Audit Committee worked with management, our internal auditor and our independent auditor to address Sarbanes-Oxley Section 404 internal control requirements.

The Audit Committee reviews our financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements, the reporting process and maintaining an effective system of internal control over financial reporting. Our independent auditors are engaged to audit and express opinions on the conformity of our financial statements to accounting principles generally accepted in the United States, and the effectiveness of our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2011, together with the related results of management’s assessment of the internal control over financial reporting with management and the independent auditor. The Audit Committee has discussed with the independent auditor the matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees), as amended. In addition, the Audit Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board for independent auditor communications with Audit Committees concerning independence, as may be modified or supplemented, and has discussed with the independent auditor the independent auditor’s independence. The Audit Committee meets with the internal auditor and independent auditor, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls, and the overall quality of our financial reporting. The Audit Committee has considered whether the independent auditor’s provision of non-audit services to us is compatible with the auditor’s independence.

Based on the Audit Committee’s review and discussions noted above, the Audit Committee recommended to the Board that our audited financial statements be included in the Annual Report for the fiscal year ended December 31, 2011, for filing with the SEC.

THE AUDIT COMMITTEE

Chris D. Mikkelsen, Chairman

Jean Charles Potvin

Patrick D. McChesney

Item 11. Executive Compensation

eXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee

The Company’s compensation program was administered during 2011, and has and will continue to be administered in 2012, by the Compensation Committee of the Board (the “Compensation Committee”), composed of Mr. Mikkelsen, Mr. Potvin and Mr. McChesney.  The Compensation Committee met four times during 2011.  While serving on the Compensation Committee, each of the members attended all four meetings.

The Board had determined that each member of the Compensation Committee satisfied the definition of “independent director” as established in the NYSE Amex listing standards and SEC rules. The Compensation Committee currently has no written charter.

The function of the Compensation Committee is to evaluate the Company’s performance and the performance of the Chief Executive Officer, the Chief Financial Officer and each of the next three most highly compensated executive officers (collectively, the “Named Executive Officers”). The Compensation Committee approves the cash and equity-based compensation of the Named Executive Officers and submits such approvals to the full Board for ratification.  The Board has complete discretion over the amount and composition of each Named Executive Officer’s compensation.  Compensation matters relating to the directors were administered by the full Board. Compensation matters relating to each Named Executive Officer that is a member of the Board were administered by the Compensation Committee.

Compensation Program Philosophy

The goal of the compensation program is to attract, retain and reward employees and other individuals who contribute to both the immediate and the long-term success of the Company. Contributions are largely measured subjectively, and are rewarded through cash and equity-based compensation.

The following objectives are considered in setting the compensation programs for the Named Executive Officers:

•                     Set compensation and incentive levels that reflect competitive market practices for similar experience and similar size companies; and

•                     Encourage stock holdings to align the interests of the Named Executive Officers with those of Shareholders.

The Company evaluates the extent to which strategic and business goals are met and measures individual performance, albeit subjectively, and the degree to which teamwork and Company objectives are promoted. The Company strives to achieve a balance between the compensation paid to a particular individual and the compensation paid to other employees and executives having similar responsibilities within the Company. The Company also strives to ensure that each employee understands the components of his or her salary, and the basis upon which it is determined and adjusted.

There is currently no policy requiring officer or director ownership of shares of the Company.

Compensation Elements and Rationale for Pay Mix Decisions

To reward both short and long-term performance in the compensation program and in furtherance of the Company’s compensation objectives noted above, the Company’s executive compensation philosophy includes the following two principles.

Compensation levels should be competitive

A competitive compensation program is vital to the Company’s ability to attract and retain qualified senior executives. The Company regularly assesses peer group data to ensure that the compensation program is competitive.

Incentive compensation should balance short and long-term performance

To reinforce the importance of balancing strong short-term annual results and long-term viability and success, Named Executive Officers may receive both short and long-term incentives. Short-term incentives focus on the achievement of certain objectives for the upcoming year, while stock options and restricted stock awards create a focus on share price appreciation over the long term.

Compensation Benchmarking

The Company in the past established base salaries by using an extensive internal survey of base salaries paid to officers of mining companies with similar experience, similar size mining projects, small to medium size producing companies and other development stage mining companies with large mining projects.  The companies considered in our internal survey were:

Copper Mountain Mining Corporation	Gabriel Resources Ltd.
Mines Management, Inc.	NovaGold Resources Inc.
Coeur d’Alene Mines Corporation	Crystallex International Corporation
Hecla Mining Company	Rusoro Mining Ltd.
Revett Minerals Inc.

All of the participants of the internally generated survey are listed on the NYSE Amex, the Toronto Stock Exchange or TSX-Venture Exchange.  The Company believes that the survey is a very good representation of average salaries paid to officers of comparable mining companies and a good basis on which to make comparisons to the Company.  The data was obtained from publicly available information.

Components of Executive Compensation

The components of executive compensation are as follows:

Base Salary.  The administration of the program requires the Compensation Committee to review annually the base salary of each Named Executive Officer of the Company and to consider various factors, including individual performance, experience, length of time in position, future potential, responsibility, and the executive’s current salary in relation to the executive salary range at other mining companies. These factors are considered subjectively and none are accorded a specific weight.

Bonuses. In addition to base salary, the Compensation Committee from time-to-time recommends to the Board payments of discretionary bonuses to executives and selected employees. Such bonuses are based on the same criteria and determined in a similar fashion as described above.

Equity. The Compensation Committee from time-to-time recommends to the Board grants of options and/or restricted stock awards to executives and selected employees. These grants are to motivate the executives and selected employees to achieve goals that are consistent with the Company’s business strategies, to create Shareholder value and to attract and retain skilled and talented executives and employees. These factors are considered subjectively and none are accorded a specific weight when granting awards. In addition, the Compensation Committee annually determines the contribution to the KSOP Plan for allocation to individual participants.  Participation in and contributions to the KSOP Plan by individual employees, including officers, is governed by the terms of the KSOP Plan.  See “Equity Incentive Plans – KSOP Plan”.

Chief Executive Officer’s Compensation

It is the responsibility of the Compensation Committee to review and recommend to the Board for ratification the compensation package for the Chief Executive Officer based on the same factors listed above that are used in determining the base salaries for the other Named Executive Officers.

The Compensation Committee has not developed specific quantitative or qualitative performance measures or other specific criteria for determining the compensation of the Company’s Chief Executive Officer, primarily because the Company does not yet have a producing mine or other operations from which such quantitative data can be derived.

The determination of the Chief Executive Officer’s compensation in 2011 was based on an internal survey of other companies previously listed, was subjective, and based on the progress of the proceedings relating to the resolution of the investment dispute with Venezuela, and the pursuit of new corporate opportunities.

Other Named Executive Officers’ Compensation

In determining the compensation of the other Named Executive Officers, the compensation during 2011 was also based on an internal survey of other companies, was subjective, and based on the progress of the proceedings relating to the resolution of the investment dispute with Venezuela, and the pursuit of new corporate opportunities.  Generally, the Compensation Committee considers prior compensation and equity grants when considering current compensation.

Change of Control Agreements

The Company maintains Change of Control Agreements with each of the Named Executive Officers which were implemented by the Board to induce the Named Executive Officers to remain with the Company and continue their involvement in the then ongoing development of the Brisas project and more recently, resolution of the investment dispute with Venezuela and the pursuit of new corporate opportunities. A “Change of Control” means one or more of the following: the acquisition by any individual, entity or group, of beneficial ownership of the Company of 25 percent of the voting power of the outstanding Common Shares; a change in the composition of the Board that causes less than a majority of the current directors of the Board to be members of the incoming board; reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company; liquidation or dissolution of the Company; or any other event the Board reasonably determines constitutes a Change of Control. Change of Control benefits become payable under the terms of the Change of Control agreements if, within 12 months following a Change of Control, the employee’s employment is terminated by the Company or the surviving or successor entity without cause or the employee voluntarily terminates his/her employment for reasons specified under the respective Change of Control Agreement. Such reasons include a substantial alteration in the nature or status of employment responsibilities or a reduction in compensation or benefits.

The Board believes these individuals’ familiarity and long-standing involvement with the Brisas project are important assets to the Company and their continued employment is important to resolve the dispute with Venezuela. The Board believes that the loss of their continued services could have a detrimental impact on the successful outcome of the arbitration, the potential settlement of the dispute with Venezuela, and the successful sale of assets associated with the Brisas Project. See “Termination and Change of Control Benefits”.

SUMMARY COMPENSATION TABLE

The amount related to Share Awards and Option Awards does not necessarily represent the value of the shares when vesting occurs, the value of the options when exercised, or value the employee may realize from the sale of the shares.

Name and Principal Position		Salary $	Cash Bonus $	Share Awards (1)		Option Awards (2)		All Other Compensation (3) $	Total Compensation $
				#	$	#	$
Rockne J. Timm Chief Executive Officer	2011	300,000	17,885	-	-	480,000	669,023	32,499	1,019,407
	2010	300,000	-	100,000	181,000	-	-	24,500	505,500
	2009	300,000	64,643	66,000	49,500	66,000	38,991	7,350	460,484
Robert A. McGuinness Vice President Finance and CFO	2011	180,000	6,923	-	-	190,000	264,821	32,499	484,243
	2010	180,000	-	70,000	126,700	-	-	24,500	331,200
	2009	180,000	38,861	45,000	33,750	45,000	26,585	7,350	286,546
A. Douglas Belanger President	2011	270,000	19,212	-	-	455,000	634,178	32,499	955,889
	2010	270,000	-	95,000	171,950	-	-	24,500	466,450
	2009	270,000	58,179	65,000	48,750	65,000	38,400	7,350	422,679
Douglas E. Stewart Vice President – Project Development (4)	2011	106,250	25,827	-	-	168,000	234,158	5,821	372,056
	2010	170,000	-	70,000	126,700	-	-	24,500	321,200
	2009	170,000	25,932	40,000	30,000	40,000	23,631	7,350	256,913
Mary E. Smith Vice President Administration and Secretary	2011	119,000	3,433	-	-	168,000	234,158	32,499	389,090
	2010	119,000	-	60,000	108,600	-	-	19,726	247,326
	2009	119,000	22,054	45,000	33,750	45,000	26,585	5,486	206,875

(1)     For Share Awards, the number represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  No Share Awards were granted to Named Executive Officers during 2011.

(2)     For Option Awards, the number represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The weighted average grant date fair value of options granted in 2011 was calculated at $1.23.  For a description of the assumptions used in valuing the awards granted in 2011 and 2009, please see Note 9 to the Consolidated Financial Statements in the Company’s Annual Report for the year ended December 31, 2011.

(3)     Represents the Company’s contribution in the form of cash and stock allocated to the KSOP Plan.

(4)     Mr. Stewart resigned his position of Vice President Project Development effective August 15, 2011.

GRANTS OF PLAN-BASED AWARDS

Outstanding Share Awards and Option Awards

The following table sets forth information concerning each plan-based award granted for the fiscal year ended December 31, 2011 to the Named Executive Officers. See Option Exercises and Stock Vested – Equity Incentive Plan.  No shares of restricted stock were granted to Named Executive Officers during 2011.

Name	Grant Date	Award Granted	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Full Grant Date Fair Value\ ($) (3)
Rockne J. Timm Chief Executive Officer	1/3/2011	Stock Options	480,000	1.82	669,023
Robert A. McGuinness Vice President Finance and CFO	1/3/2011	Stock Options	190,000	1.82	264,821
A. Douglas Belanger President	1/3/2011	Stock Options	455,000	1.82	634,178
Douglas E. Stewart Former Vice President – Project Development	1/3/2011	Stock Options	168,000	1.82	234,158
Mary E. Smith Vice President Administration and Secretary	1/3/2011	Stock Options	168,000	1.82	234,158

(1)           Stock options were awarded pursuant to the Equity Incentive Plan. The options vest in increments of 25% each on January 3, 2011, December 1, 2011, December 1, 2012, and December 1, 2013.

(2)           The exercise price is based on the volume weighted average price on the Principal market (NYSE-Amex) for the five trading days immediately preceding the grant date.

(3)           For Full Grant Date Fair Value, the number represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The weighted average grant date fair value of options granted in 2011 was calculated at $1.23.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning all outstanding stock options to acquire Class A Shares granted to the Named Executive Officers  as of December 31, 2011:

	Option Awards
Name	Grant Date	Number of securities Underlying Unexercised Options (#) Exercisable	Number of securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($) (1)
Rockne J. Timm Chief Executive Officer	12/5/2008	245,000	-	0.29	12/5/2013	614,950
	3/18/2009	66,000	-	0.73	3/18/2014	136,620
	1/3/2011	240,000	240,000	1.82	1/3/2016	470,400
Total		551,000	240,000			1,221,970

Robert A. McGuinness Vice President Finance and CFO	12/5/2008	81,668	-	0.29	12/5/2013	204,987
	3/18/2009	45,000	-	0.73	3/18/2014	93,150
	1/3/2011	95,000	95,000	1.82	1/3/2016	186,200
Total		221,668	95,000			484,337

A. Douglas Belanger President	12/5/2008	213,336	-	0.29	12/5/2013	535,473
	3/18/2009	65,000	-	0.73	3/18/2014	134,550
	1/3/2011	227,500	227,500	1.82	1/3/2016	445,900
Total		505,836	227,500			1,115,923

Mary E. Smith Vice President Administration and Secretary	12/5/2008	65,000	-	0.29	12/5/2013	163,150
	3/18/2009	45,000	-	0.73	3/18/2014	93,150
	1/3/2011	84,000	84,000	1.82	1/3/2016	164,640
Total		194,000	84,000			420,940

(1)     The “Market Value of Unexercised Options Exercisable” was calculated by determining the difference between the market value of the securities underlying the option at the end of the financial year and the exercise price of such options. At December 31, 2011, the closing price of the Class A Shares on the NYSE Amex was $2.80.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding the vesting of previously granted restricted stock and stock options exercised by the Named Executive Officers during 2011.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Rockne J. Timm Chief Executive Officer	-	-	100,000	236,500
Robert A. McGuinness Vice President Finance and CFO	-	-	70,000	165,550
A. Douglas Belanger President	-	-	95,000	224,675
Douglas E. Stewart Former Vice President – Project Development	105,334	165,675	50,000	102,300
Mary E. Smith Vice President Administration and Secretary	-	-	60,000	141,900

(1)           The shares of restricted stock for Mr. Stewart vested on May 1, 2011 and November 1, 2011.  For Messrs. Timm, McGuinness and Belanger and Ms. Smith, the shares vested on June 1, 2011 and December 7, 2011.  The value was calculated by multiplying the total number of restricted shares vesting times the closing price of the shares on the NYSE Amex on those dates.

Equity Incentive Plans

The Company presently has two equity incentive plans, the 1997 Equity Incentive Plan and the 2008 Venezuelan Equity Incentive Plan, as amended and restated (collectively the “Equity Plans”). The Equity Plans were adopted by the Board for the employees, officers, directors and consultants of the Company and its subsidiaries and permit the grant of stock options, which are exercisable for Class A Common Shares of the Company, as well as restricted Class A Common Shares of the Company. The Equity Plans were previously approved by shareholders of the Company, however the 2008 Venezuelan Equity Incentive Plan will not be submitted to shareholders of the Company for re-approval in 2011 and has since been suspended with respect to new grants.

The 1997 Equity Incentive Plan: The following table sets forth certain information regarding the 1997 Equity Incentive Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under 1997 Equity Incentive Plan
1997 Equity Incentive Plan approved by Shareholders	3,526,852	$1.26	2,427,569
Equity compensation plans not approved by Shareholders	-		-
Total	3,526,852		2,427,569

As of April 27, 2012, options for the purchase of 5,119,852 Class A Shares remained outstanding under the 1997 Equity Incentive Plan.  Since inception, 4,579,850 shares of restricted stock have been granted from the 1997 Equity Incentive Plan and no Stock Appreciation Rights (“SARs”) have been granted.  Currently, there are 657,500 shares of restricted stock issued under the 1997 Equity Incentive Plan that have not yet vested.

The 2008 Venezuelan Equity Incentive Plan: The following table sets forth certain information regarding the 2008 Venezuelan Equity Incentive Plan (“Venezuelan Plan”) as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Venezuelan Plan (1)
Venezuelan Plan approved by Shareholders	1,658,336	$1.75	-
Equity compensation plans not approved by Shareholders	-	-	-
Total	1,658,336		-

    (1)   The  Venezuelan Plan was not submitted to Shareholders for renewal and has been suspended with respect to new grants.

As of April 27, 2012, options for the purchase of 1,658,336 Class A Shares remained outstanding under the Venezuelan Plan.  Since inception, 271,000 restricted shares have been granted from the Venezuelan Plan and no SARs have been granted.

The Equity Plans were established to provide incentives to qualified parties to increase their proprietary interest in the Company and thereby encourage their continuing association with the Company. The Equity Plans are administered by the directors of the Company and a committee established pursuant to the terms of the Plans.

KSOP Plan

The Company’s subsidiary, Gold Reserve Corporation, maintains a KSOP Plan for the benefit of eligible employees.  The KSOP Plan consists of two components– a salary reduction component (401(k)) and stock ownership component (ESOP).  Eligible employees are those who have been employed for a period in excess of one year and who have worked at least 1,000 hours during the year in which any allocation is to be made.

Employee contributions to the 401(k) component of the KSOP Plan are limited in each year to the total amount of salary reduction the employee elects to defer during the year, which is limited in 2012 to $17,000 ($22,500 limit for participants who are 50 or more years of age, or who turn 50 during 2012).

Employer contributions, stated as a percentage of eligible compensation, are determined each year by the Board and allocations are made in the form of Class A Shares or by cash.  The number of Class A Shares released for allocation is determined by multiplying the total eligible compensation by the contribution percentage approved by the Board and dividing that number by the average price of the Class A Shares remaining in the KSOP Plan for distribution.  Employer contributions do not represent pension compensation. The employer contributions are disclosed under “Executive Compensation – Summary Compensation Table”, under the column “All Other Compensation.”  All contributions, once made to the individual’s account under the KSOP Plan, are thereafter self-directed.

Total employer and employee annual contributions to an employee participating in both the 401(k) and ESOP components of the KSOP Plan are limited (in 2012) to a maximum of $50,000 ($55,500 limit for participants who are 50 or more years of age or who turn 50 during 2012).  The annual dollar limit is an aggregate limit which applies to all contributions made under this plan or any other cash or deferral arrangements.  For KSOP Plan year 2012 the Company has adopted a “Safe Harbor” contribution of 3% of eligible compensation.

Distributions from the KSOP Plan are not permitted before the participating employee reaches the age of 59 and six months, except in the case of death, disability, termination of employment by the Company or financial hardship. The employee stock ownership component of the KSOP Plan is qualified under Sections 421 and 423 of the U.S. Internal Revenue Code of 1986, as amended.

Allocated contributions to eligible KSOP Plan participants (11 participants for 2011) for plan years 2011, 2010, and 2009 were $237,919, $175,174, and $57,292, respectively.  Contributions were made in the form of cash for 2009 and 2010 and a combination of cash and stock for 2011.  As of December 31, 2011, no Class A Shares remained in the KSOP Plan to be allocated to KSOP Plan participants.

Retention Units

The Company presently has a Director and Employee Retention Plan (the “Retention Plan”) for the primary purposes of: (1) attracting and retaining directors, management and personnel with the training, experiences, and ability to enable them to make a substantial contribution to the success of the business of the Company, (2) to motivate participants by means of growth-related incentives to achieve long range goals, (3) to further the identity of interests of participants with those of the Company’s shareholders through equity-based incentive opportunities and (4) to allow each participant to share in the value of the Company following the grant of retention units.

Under the Retention Plan, the Board or a committee thereof may grant retention units (the “Units”) to directors and certain key employees of the Company or its subsidiaries.  Individuals become eligible to participate if the Board or a committee thereof determines that the individual can assist the Company in achieving corporate milestones, influence the growth of the Company, or that the individual’s performance warrants further incentive or reward.  Current participants in the Retention Plan include all directors, officers, and certain other employees, all of whom have signed award agreements.

The current vesting of the Units is based upon the occurrence of certain major corporate milestones: 50% upon successfully financing the Brisas project and 50% upon placing the Brisas project into production.  The Units also become fully vested and payable upon a change of control. The Board has considered, but has not yet acted upon, alternative vesting provisions for the Units to more adequately reflect the current business objectives of the Company.

Subject to a vesting provision, each Unit granted to participating directors and employees entitles such persons to receive a cash payment equal to the fair market value of one Class A Share (a) on the date the Unit was granted or (b) on the date any such participant becomes entitled to payment, whichever is greater.

No Units were granted to directors, executive officers, or employees in 2011.  Upon Mr. Stewart’s resignation as Vice President - Project Development, 150,000 Units previously granted to Mr. Stewart under the Retention Plan were forfeited.  As of December 31, 2011, an aggregate of 1,457,500 unvested Units have been granted to directors and executive officers; 315,000 Units have been granted to other employees.  The aggregate value of the outstanding awards as of December 31, 2011 was $7,694,200.

TERMINATION AND CHANGE OF CONTROL BENEFITS

Termination of Employment, Change in Responsibilities and Employment Contracts

At this time, there are no written employment agreements between the Company and the Named Executive Officers.

The Company maintains Change of Control Agreements with each of the Named Executive Officers, which were implemented by the Board to induce the Named Executive Officers to remain with the Company in the event of a change of control. The Board believes these individuals’ familiarity and long-standing involvement with the Brisas project are important assets to the Company and their continued employment is important to resolve the dispute with Venezuela. The Board believes that the loss of their continued services could have a detrimental impact on the successful outcome of the arbitration, potential settlement of the dispute, and the successful sale of assets associated with the Brisas Project.

Existing Change of Control Arrangements with Executive Officers

Beginning in 2003, the Company entered into Change of Control Agreements with each of the Named Executive Officers and three other employees. Other than as disclosed herein, no other executive officers, directors or affiliates of the Company have Change of Control Agreements with the Company.

A Change of Control means one or more of the following: the acquisition by any individual, entity or group, of beneficial ownership of the Company of 25 percent of the voting power of the outstanding Common Shares; a change in the composition of the Board that causes less than a majority of the current directors of the Board to be members of the incoming board; reorganization, merger or consolidation or sale or other disposition of all or substantially  all of the assets of the Company; liquidation or dissolution of the Company; or any other event the Board reasonably determines constitutes a Change of Control.

Pursuant to the Change of Control Agreements, in the event of a Change of Control  each participant is entitled to, among other things, continue employment with the Company and, if the participant's employment is terminated within 12 months following the Change of Control for any reason other than termination by the Company for cause, such participant will be entitled to receive, among other things:

•         An amount equal to 24 times his or her monthly salary (36 times for Mr. Timm and Mr. Belanger), determined as of the date immediately prior to termination or the Change of Control, whichever is greater (the Change of Control time period of 24 months compared to 36 months is based primarily on seniority of position and responsibility and length of service with the Company);

•         An amount equal to two years of the Company’s KSOP contributions (based upon the maximum allowable allocation pursuant to applicable law and the participant's annual salary immediately prior to his or her termination date or the Change of Control, whichever is greater);

•         An amount equal to the aggregate of all bonuses received during the 12 months prior to his or her termination date, plus any amounts required to be paid in connection with unpaid vacation time;

•         A payment equal to two times the monthly premium for maintenance of health, life, accidental death and dismemberment, and long term disability insurance benefits for a period of 36 months;

•         Cause all equity awards or equity-based awards (including options and restricted shares) granted to the participant to become fully vested and unrestricted;

•         At the election of the participant, the buy-out of the cash value of any unexercised options based upon the amount by which the weighted average trading price of the Class A Shares for the last five days preceding the date the participant makes such election exceeds the exercise price of the options; and

•         A payment equal to the value of the participant's vested retention units in accordance with the Retention Plan.

As further discussed in the following two paragraphs, the participants are entitled to receive certain "gross-up payments" (that is, an excess parachute gross-up payment and a deferred compensation gross-up payment) if payments that he or she receives are subject to the excise tax under Code Section 4999 on excess parachute payments or the additional tax and interest factor tax under Code Section 409A on deferred compensation. The intent of these gross-up payments is to put the participant in the same position, after tax, that he or she would have been in if the payments that the participant received had not been subject to the excise and additional taxes.

The Change of Control Agreements also provide for a gross-up payment if any payment made to or for the benefit of a participant (“Excess Parachute Payment”) would be subject to the excise tax imposed by Code Section 4999, or any interest or penalties are incurred by the participant with respect to such excise tax.  The Company will pay to the participant an additional payment (“Excess Parachute Gross-Up Payment”) in an amount such that after payment by the participant of all taxes on the Excess Parachute Gross-Up Payment, the participant retains an amount of the Excess Parachute Gross-Up Payment equal to the excise tax (and any interest or penalties) imposed upon the participants Excess Parachute Payment.

The Change of Control Agreements further provide for a gross-up payment if any payment made to or for the benefit of a participant (“Deferred Compensation Payment”) would be subject to the additional tax or additional interest on any underpayment of tax imposed by Code Section 409A, or any interest or penalties are incurred by the participant with respect to such additional tax or underpayment of tax. The Company will pay to the participant an additional payment (“Deferred Compensation Gross-Up Payment”) in an amount such that after payment by the participant of all taxes on the Deferred Compensation Gross-Up Payment, the participant retains an amount of the Deferred Compensation Gross-Up Payment equal to the additional tax and additional interest on any underpayment of tax (and any interest or penalties) imposed upon the participant’s Deferred Compensation Payment.

Payments may be delayed six months under Code Section 409A. In the event of such a delay, the delayed payments will be made to a rabbi trust. Upon the completion of the six-month delay period, the payments held in the rabbi trust will be paid to the participant plus interest at the prime rate. The Company will pay all costs associated with the rabbi trust.

Participants would have been entitled to collectively receive an aggregate of approximately $14,886,636 if a Change of Control had occurred on December 31, 2011. This amount assumes all persons with Change of Control Agreements elect the buy-out of their options as described above. For purposes of such calculation, Gold Reserve assumed the election was made on December 31, 2011, which resulted in share price of $2.80 per share. This amount was determined exclusive of any gross-up payments, which payments could be substantial depending on the tax position of each individual.

The following table represents the estimated payout for employees (6) holding Change of Control Agreements at December 31, 2011.  These amounts were determined exclusive of any gross-up payments, which could be substantial depending on the tax position of each individual.

Name	Compensation ($) (1)	Payout of Stock Options ($) (2)	Payout of Retention Units ($) (3)	Total
Rockne J. Timm	1,362,716	1,221,970	1,502,000	4,086,686
Robert A. McGuinness	677,779	484,337	589,000	1,751,116
A. Douglas Belanger	1,307,889	1,115,923	1,502,000	3,925,812
Mary E. Smith	493,735	420,940	524,400	1,439,075
Total Named Executive Officers	3,842,119	3,243,170	4,117,400	11,202,689

Other participants	822,802	1,494,545	1,366,800	3,684,147
Total	4,664,921	4,737,715	5,484,200	14,886,836

(1)           Represents the estimated payout as of December 31, 2011 of the associated salary, vacation, KSOP contribution, bonus and insurance.

(2)           Represents the payout of stock options.

(3)           Represents the payment associated with the value of the Retention Unit on December 31, 2011 and does not include 500,000 retention units for non-employee directors equal to $2,210,000.

DIRECTOR COMPENSATION

Summary Director Fee Tables

During 2011, the Board agreed to pay $36,000 to each non-employee director in quarterly installments of $9,000 per quarter, payable on April 15, 2011, July 15, 2011, October 14, 2011, and January 13, 2012. In addition, they were granted 36,000 Class A Shares, to vest in installments of 9,000 each on April 15, 2011, July 15, 2011, October 14, 2011 and January 13, 2012.  Mr. Coleman received $101,171 for his role as Chairman.

The amount related to Share Awards and Option Awards does not necessarily represent the value of the shares when vesting occurs, the value of the options when exercised, or value the director may realize from the sale of the shares.

	Fees Earned or Paid in Cash		Share Awards (4)		Option Awards (5)		Total Compensation
Name	$	Director $ (3)	#	$	#	$	$
James H. Coleman (1)	101,171	36,000	36,000	62,280	120,000	167,256	366,707
James P. Geyer (2)	4,687	36,000	36,000	62,280	120,000	167,256	270,223
Patrick D. McChesney	-	36,000	36,000	62,280	120,000	167,256	265,536
Chris D. Mikkelsen	-	36,000	36,000	62,280	120,000	167,256	265,536
Jean Charles Potvin	-	36,000	36,000	62,280	120,000	167,256	265,536

(1)   Represents cash fees earned as Chairman during the year.

(2)   Represents fees for consulting services.

(3)   Represents cash fees granted as director during the year.

(4)   For Share Awards, the number represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The value was computed by multiplying the Share Award times the grant date fair value of $1.73 per share, the price of the Common Shares on the grant date of February 17, 2011.

(5)   For Option Awards, the number represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The weighted average grant date fair value of options granted in 2011 was calculated at $1.23.

Directors of the Company received no additional compensation for serving on Board committees or for attendance at the Board or committee meetings.

Unrelated to his director services, the Company has entered into an arrangement with Mr. Geyer to provide consulting services on an as needed basis at a fixed rate of $1,250 per day, charged on an hourly basis, with no set minimum or maximum number of hours. During 2011 Mr. Geyer was paid $4,687.50 for consulting services.

The following table sets forth information concerning all outstanding stock options to acquire Class A Shares and unvested restricted shares granted to the Directors as of December 31, 2011:

	Option Awards						Stock Awards
Name	Grant Date	Number of securities Underlying Unexercised Options (#) Exercisable	Number of securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($) (1)	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
James H. Coleman	12/5/2008	53,336	-	0.29	12/5/2013	133,873	-	-
	3/18/2009	35,000	-	0.73	3/18/2014	72,450	-	-
	1/3/2011	60,000	60,000	1.82	1/3/2016	117,600	-	-
	2/17/2011	-	-			-	9,000	25,200
Total		148,336	60,000			323,923	9,000	25,200

Chris D. Mikkelsen	12/5/2008	53,336	-	0.29	12/5/2013	133,873	-	-
	3/18/2009	35,000	-	0.73	3/18/2014	72,450	-	-
	1/3/2011	60,000	60,000	1.82	1/3/2016	117,600	-	-
	2/17/2011	-	-			-	9,000	25,200
Total		148,336	60,000			323,923	9,000	25,200

Patrick D. McChesney	12/5/2008	53,336	-	0.29	12/5/2013	133,873	-	-
	3/18/2009	35,000	-	0.73	3/18/2014	72,450	-	-
	1/3/2011	60,000	60,000	1.82	1/3/2016	117,600	-	-
	2/17/2011	-	-			-	9,000	25,200
Total		148,336	60,000			323,923	9,000	25,200

J.C. Potvin	12/5/2008	53,336	-	0.29	12/5/2013	133,873	-	-
	3/18/2009	35,000	-	0.73	3/18/2014	72,450	-	-
	1/3/2011	60,000	60,000	1.82	1/3/2016	117,600	-	-
	2/17/2011	-	-			-	9,000	25,200
Total		148,336	60,000			323,923	9,000	25,200

James P. Geyer	12/5/2008	83,336	-	0.29	12/5/2013	209,173	-	-
	3/18/2009	62,500	-	0.73	3/18/2014	129,375	-	-
	1/3/2011	60,000	60,000	1.82	1/3/2016	117,600	-	-
	2/17/2011	-	-			-	9,000	25,200
Total		205,836	60,000			456,148	9,000	25,200

(1)     The “Market Value of Unexercised Options” was calculated by determining the difference between the market value of the securities underlying the option at the end of the financial year and the exercise price of such options. At December 31, 2011, the closing price of the Class A Shares on the NYSE Amex was $2.80.

(2)     Represents the number of unvested restricted shares at December 31, 2011.

(3)     The “Market or payout value” was calculated by multiplying the total number of unvested restricted shares times $2.80, the closing price of the Class A Shares on the NYSE Amex on December 31, 2011.

Directors and Officers Insurance

The Company carries directors and officers’ liability insurance which is subject to a total aggregate limit of $20,000,000 and deductibles of up to $250,000 for each claim. The annual premium for the latest policy period was $284,800.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee is currently comprised of Messrs. McChesney, Mikkelsen and Potvin.  The Compensation Committee is responsible for establishing and administering the compensation philosophy, policies, and plans for the Company’s non-employee directors and executive officers.

The Compensation Committee hereby reports as follows:

1.                   The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” with management; and

2.                   Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board that the “Compensation Discussion and Analysis” be included in this Circular to be delivered to Shareholders.

Report submitted by Compensation Committee of the Board

Chris D. Mikkelsen
Jean Charles Potvin

Patrick D. McChesney

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Management

The following table discloses the number and percentage of the Common Shares beneficially owned by each director and executive officer named in the Circular and by all directors and officers as a group, as of April 27, 2012.

Name of Beneficial Owner	Amount (1)	Percent of Class
Rockne J. Timm (2) (3) Washington, USA Chief Executive Officer and Director	1,976,624	3.2%
A. Douglas Belanger (2) (3) Washington, USA President and Director	2,144,071	3.5%
James P. Geyer Washington, USA Director	617,037	1.0%
James H. Coleman, Q.C. (2) (3) Alberta, Canada Non-Executive Chairman and Director	469,986	*
Patrick D. McChesney (2) (3) Washington, USA Director	319,093	*
Chris D. Mikkelsen (2) (3) Washington, USA Director	606,977	1.0%
Jean Charles Potvin Ontario, Canada Director	443,540	*
Robert A. McGuinness (2) (3) Washington, USA Vice President Finance and CFO	480,919	*
Mary E. Smith (2) (3) Washington, USA Vice President Administration and Secretary	435,647	*
Directors and officers as a group	7,493,894	11.9%

*Indicates less than 1%

(1)   Includes Common Shares issuable pursuant to options exercisable as of April 27, 2012 or exercisable within 60 days of April 27, 2012 as follows: Mr. Timm 684,960; Mr. Belanger 633,676; Mr. Geyer 236,436; Mr. Coleman 178,936; Mr. McChesney 178,936; Mr. Mikkelsen 178,936; Mr. Potvin 178,936; Mr. McGuinness 259,748; and Ms. Smith 230,720. These numbers also include unvested, restricted shares held that carry full voting rights as follows: Mr. Timm 100,000 shares; Mr. Belanger 100,000 shares; Mr. Geyer 27,000 shares; Mr. Coleman 27,000 shares; Mr. McChesney 27,000 shares; Mr. Mikkelsen 27,000 shares; Mr. Potvin 27,000 shares; Mr. McGuinness 75,000 shares;  and Ms. Smith 60,000 shares.  The number includes direct ownership of Common Shares as follows:  Mr. Timm 1,123,164 shares; Mr. Belanger 1,410,395 shares; Mr. Geyer 353,601 shares; Mr. Coleman 264,050 shares; Mr. McChesney 113,157 shares; Mr. Mikkelsen 401,041 shares; Mr. Potvin 237,604 shares; Mr. McGuinness 146,171 shares; and Ms. Smith 144,927 shares.  The amount for Mr. Timm also includes indirect beneficial ownership of 68,500 shares owned by his daughter and grandchildren.

(2)   Messrs. Timm, Belanger, Coleman, McChesney, Mikkelsen, McGuinness, and Ms. Smith are directors and/or officers of Great Basin Energies, Inc., which owns 491,192 Common Shares, or 0.8% of the outstanding Common Shares. The foregoing individuals beneficially own 18%, 11.7%, 4.5%, 3%, 2.6%, 1.5%, and 1.5%, respectively, of the outstanding common shares of Great Basin Energies, Inc. and may be deemed indirectly to have an interest in the Company through their respective management positions and/or ownership interests in Great Basin Energies, Inc. Each of the foregoing individuals disclaims any beneficial ownership of the Common Shares owned by Great Basin Energies, Inc. and such Common Shares are not included in this total.

(3)   Messrs. Timm, Belanger, Coleman, McChesney, Mikkelsen, McGuinness, and Ms. Smith are directors and/or officers of MGC Ventures, Inc., which owns 258,083 Common Shares, or 0.4% of the outstanding Common Shares. The foregoing individuals beneficially own 18.9%, 19.1%, 7.7%, 5.9%, 4.2%, 2.1%, and 1.8%, respectively, of the outstanding common shares of MGC Ventures, Inc. and may be deemed indirectly to have an interest in the Company through their respective management positions and/or ownership interests in MGC Ventures, Inc. Each of the foregoing individuals disclaims any beneficial ownership of the Common Shares owned by MGC Ventures, Inc. and such Common Shares are not included in this total.

Security Ownership of Certain Beneficial Owners

To the knowledge of the directors and executive officers of the Company, as of April 27, 2012, the only persons, firms or corporations that beneficially owned, directly or indirectly, or exercised control or direction over more than 5% of the voting rights attached to the Common Shares were:

Shareholder Name and Address	Number of Common Shares Held	Percentage of Common Shares Issued (3)

West Face Capital, Inc. 2 Bloor Street East, Suite 810 P.O. Box 85 Toronto, Ontario M4W 1A8	9,630,000 (1)	16.0%
Steelhead Partners, LLC 1301 First Avenue, Suite 201 Seattle, WA 98101	11,707,979 (2)	19.4%

(1)

Based on Schedule 13D/A filed by West Face Capital, Inc. with the Securities and Exchange Commission (“SEC”) on June 30, 2010. West Face Capital, Inc. reports an additional 1,754,509 shares related to our convertible notes that it holds as being beneficially owned for purposes of its Schedule 13D/A. However, as the Company has the option to deliver cash for any such convertible notes, we do not include that number in this table.

(2)

The number of Common Shares held is based on Schedule 13G filed by Steelhead Partners, LLC filed with the SEC on February 9, 2012. Steelhead Partners, LLC reports an additional 7,555,969 shares related to our convertible notes. As the Company has the option to deliver cash for any such convertible notes, these shares are not considered as being beneficially owned and therefore are not included in this table.

(3)	Based on the number of shares outstanding on April 19, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has two equity incentive plans:  the 1997 Equity Incentive Plan, as amended and restated, and the 2008 Venezuelan Equity Incentive Plan, as amended and restated (collectively the “Equity Plans”). The Equity Plans were adopted by the Board for the employees, officers, directors and consultants of the Company and its subsidiaries and permit the grant of stock options, which are exercisable for Class A Common Shares of the Company, as well as restricted Class A Common Shares of the Company. The Equity Plans were previously approved by shareholders of the Company, however the 2008 Venezuelan Equity Incentive Plan was not submitted to shareholders of the Company for re-approval in 2011 and has since been suspended with respect to new grants.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under 1997 Equity Incentive Plan
1997 Equity Incentive Plan approved by Shareholders	3,526,852	$1.26	2,427,569
Venezuelan Plan approved by Shareholders	1,658,336	$1.75	-
Total	3,526,852		2,427,569

As of April 27, 2012, options for the purchase of 5,119,852 Class A Shares remained outstanding under the 1997 Equity Incentive Plan.  Since inception, 4,579,850 shares of restricted stock have been granted from the 1997 Equity Incentive Plan and no Stock Appreciation Rights (“SARs”) have been granted.  Currently, there are 657,500 shares of restricted stock issued under the 1997 Equity Incentive Plan that have not yet vested. The Venezuelan Plan was not submitted to Shareholders for renewal and has been suspended with respect to new grants.

Item 13. Certain Relationships and Related Transactions and Director Independence

INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS OTHER THAN SECURITIES  PURCHASE PROGRAMS

No director, executive officer or senior officer, or associate or affiliate of any such director, executive officer or senior officer, is or at any time since the beginning of the most recently completed financial year of the Company was indebted to the Company.

RELATED PERSON TRANSACTIONS

None of the directors, officers of the Company, nor any person or corporation owning more than 5% of any class of voting securities of the Company, nor any associates or affiliates of any of them, nor any other informed person, had or has any material interest in any transaction since the commencement of the Company’s last financial year or in any proposed transaction which has materially affected or would materially affect the Company or any of its subsidiaries, other than noted below.

MGC Ventures, Inc. Messrs. Timm, Belanger, Coleman, McGuinness, McChesney, and Mikkelsen and Ms. Smith are also officers and/or directors and shareholders of MGC Ventures, Inc.; Mr. Geyer and Mr. Potvin are also shareholders of MGC Ventures, Inc.  MGC Ventures, Inc. owned 258,083 Common Shares at December 31, 2011. During the last three years, the Company sublet a portion of its office space to MGC Ventures for $6,000 per year.

Great Basin Energies, Inc. Messrs. Timm, Belanger, Coleman, McGuinness, McChesney, and Mikkelsen and Ms. Smith are also officers and/or directors and shareholders of Great Basin Energies, Inc.; Mr. Geyer and Mr. Potvin are also shareholders of Great Basin Energies, Inc.  Great Basin owned 491,192 Common Shares of the Company at December 31, 2011.  During the last three years, the Company sublet a portion of its office space to Great Basin for $6,000 per year.

Policies and Procedures Regarding Related Person Transactions

The Company has adopted a Related Person Transaction Approval Policy that is administered by the Board. The policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. Under the Policy, Company management determines whether a transaction requires review by the Board, and transactions requiring review are referred to the Board for approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, the Board decides whether or not to approve such transactions and approves only those transactions that are in the best interests of the Company. If the Company becomes aware of an existing transaction with a related person that has not been approved under this Policy, the matter is referred to the Board. The Board then evaluates all options available, including ratification, revision or termination of such transaction.

Item 14. Principal Accounting Fees and Services

External Auditor Service Fees

Fees paid to the Company’s independent external auditor, PricewaterhouseCoopers LLP, for the fiscal years ended December 31, 2011 and 2010 are detailed in the following table:

Fee Category	Year Ended 2011	Year Ended 2010
Audit (1)	$99,966	$77,655
Audit related (2)	26,286	28,496
Tax (3)	8,007	8,083
All other fees	2,066	-
Total	$136,325	$114,234

All fees for services performed by the Company’s external auditors during 2011 were pre-approved by the Audit Committee.

(1)   Audit fees were for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements.

(2)   Audit-related fees were for the review of the Company’s quarterly financial statements and services provided in respect of other regulatory-required auditor attest functions associated with government audit reports, registration statements, prospectuses, periodic reports and other documents filed with securities regulatory authorities or other documents issued in connection with securities offerings.

(3)   Tax fees were for services outside of the audit scope and represented consultations for tax compliance and advisory services relating to common forms of domestic and international taxation.

Pre-approval Policies and Procedures

The Company’s Audit Committee has adopted policies and procedures for the pre-approval of services performed by the Company’s external auditors, with the objective of maintaining the independence of the external auditors. The Company’s policy requires that the Audit Committee pre-approve all audit, audit-related, tax and other permissible non-audit services to be performed by the external auditors, including all engagements of the external auditors with respect to the Company’s subsidiaries. Prior approval of engagements for services other than the annual audit may, as required, be approved by the Chair of the Committee with the provision that such approvals be brought before the full Committee at its next regular meeting. The Company’s policy sets out the details of the permissible non-audit services consistent with the independence requirements of the United States Sarbanes-Oxley Act of 2002 and the Canadian independence standards for auditors. The Chief Financial Officer presents the details of any proposed assignments of the external auditor for consideration by the Audit Committee. The procedures do not include delegation of the Audit Committee’s responsibilities to management of the Company.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated by reference:

          1. No financial statements are filed with this amended report on Form 10-K.

          2. All financial statement schedules called for by Form 10-K are omitted because they are inapplicable.

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

* Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESERVE INC.

By: /s/ Rockne J. Timm

Rockne J. Timm

Chief Executive Officer

April 30, 2012

EXHIBIT 31.1

Rule 13a-14(a) / 15d-14(a)

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Rockne J. Timm, Chief Executive Officer, certify that:

1. I have reviewed this Amendment to the Annual Report on Form 10-K of Gold Reserve Inc.; and

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

April 30, 2012                                                                                  /s/ Rockne J. Timm

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

1. I have reviewed this Amendment to the Annual Report on Form 10-K of Gold Reserve Inc.; and

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

April 30, 2012                                                                                      /s/ Robert A. McGuinness

                                                                                                                     Robert A. McGuinness

                                                                                                                     Chief Financial Officer